Form 10-K
period 2026-01-31
URBAN OUTFITTERS INC
filed 2026-04-01
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $4,829,187,910.

The number of shares outstanding of the registrant’s common stock on March 25, 2026 was 85,601,280.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2026 Annual Meeting of Shareholders.

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report on Form 10-K, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: overall economic and market conditions (including current levels of inflation) and worldwide political events and the resultant impact on consumer spending patterns and our pricing power, the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, currency fluctuations, economic conditions and legal or regulatory changes, the effects of war and geopolitical instability, including impacts of the conflicts in the Middle East and impacts of the war between Russia and Ukraine and from related sanctions imposed by the United States, European Union, United Kingdom and others, terrorism and civil unrest, natural disasters, severe or unseasonable weather conditions (including as a result of climate change) or public health crises, labor shortages and increases in labor costs, raw material costs and transportation costs, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, response to new concepts, our ability to integrate acquisitions, risks associated with digital sales, our ability to maintain and expand our digital sales channels, any material disruptions or security breaches with respect to our technology systems, our effective utilization of technological advancements, including in artificial intelligence, the departure of one or more key senior executives, import risks (including any shortage of transportation capacities or delays at ports), changes to U.S. and foreign trade policies (including the enactment of tariffs such as retaliatory tariffs), border adjustment taxes or increases in duties or quotas, the unexpected closing or disruption of, or any damage to, any of our distribution centers, our ability to protect our intellectual property rights, failure of our manufacturers and third-party vendors to comply with our social compliance program, risks related to environmental, social and governance activities, changes in our effective income tax rate, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of this Annual Report on Form 10-K for the fiscal year ended January 31, 2026. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

Unless the context otherwise requires, all references to the “Company,” “we,” “us” or “our” refer to Urban Outfitters, Inc., together with its subsidiaries.

PART I

Item 1. Business

General

We are a leading lifestyle products and services company which operates a portfolio of global consumer brands including the Anthropologie, Free People, FP Movement, Urban Outfitters and Nuuly brands. As used in this document, unless otherwise defined, "Anthropologie" refers to our Anthropologie, Terrain and Maeve brands and "Free People" refers to our Free People and FP Movement brands. We have achieved compounded annual sales growth of approximately 12% over the past five years, with sales of approximately $6.2 billion during the fiscal year ended January 31, 2026.

We operate under three reportable segments – Retail, Subscription and Wholesale. Our Retail segment includes our store and digital channels and primarily includes our Anthropologie, Free People, FP Movement and Urban Outfitters brands. We have over 55 years of experience creating and managing retail stores that offer highly differentiated collections of fashion apparel, accessories and home goods, among other things, in inviting and dynamic store settings. Our core strategy is to provide unified environments that establish emotional bonds with the customer, through Company-owned stores and franchisee-owned stores. In addition to retail stores, we offer our products and services directly to our customers through our websites, mobile applications, social media and third-party digital platforms and customer contact centers.

Our Subscription segment includes the Nuuly brand, which offers customers a more sustainable way to explore fashion primarily through a monthly women’s apparel subscription rental service.

We operate a Wholesale segment under the Free People, FP Movement and Urban Outfitters brands. The Wholesale segment sells through department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets women's contemporary apparel, intimates, FP Movement activewear and shoes under the Free People and FP Movement brands and the BDG and "iets frans" apparel collections under the Urban Outfitters brand.

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
•
2019: Launch of the Nuuly brand
•
2020: First FP Movement store opened in Los Angeles, California

Our Retail segment omni-channel strategy enhances our customers’ brand experience by providing a seamless approach to the customer shopping experience. All Company-owned Retail segment shopping channels are closely integrated, including retail locations, websites, mobile applications and customer contact centers. Our investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the Retail segment omni-channel and not the separate store or digital channels. We manage and analyze our performance based on a single Retail segment omni-channel rather than separate channels and believe that the Retail segment omni-channel results present the most meaningful and appropriate measure of our performance.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal 2026 ended on January 31, 2026.

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

Retail Segment

Our Retail segment includes our store and digital channels and primarily includes our Anthropologie, Free People, FP Movement and Urban Outfitters brands. Net sales from the Retail segment accounted for approximately 85.7% of total consolidated net sales for fiscal 2026.

Anthropologie. The Anthropologie brand tailors its merchandise and inviting store environment to sophisticated and contemporary women aged 28 to 45. The Anthropologie brand’s unique and eclectic internally designed and third-party brand product assortment includes women’s apparel, accessories, intimates, shoes, furniture, home decor and beauty and wellness. The brand also has a bridal collection consisting of wedding, bridesmaid and party dresses, accessories and decor. The Maeve brand is designed to appeal to the modern woman seeking a versatile wardrobe by offering a comprehensive range of women's apparel, shoes and accessories. We are in the early stages of testing Maeve as a standalone brand which we will continue to evaluate over the coming years.

The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Terrain’s product offering includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories.

As of January 31, 2026, we operated 254 Anthropologie stores, of which 234 were located in North America and 20 were located in Europe, and sold merchandise through franchisee-owned stores in the Middle East. Stores average approximately 7,200 square feet of selling space. Our stores are located in specialty centers, upscale street locations and enclosed malls. We plan to open approximately 14 Anthropologie stores and close approximately 3 Anthropologie stores due to lease expiration, globally, in fiscal 2027. We plan for future store growth to come from expansion domestically and internationally, which may include opening stores in new and existing markets or entering into additional franchise agreements. Anthropologie operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores. We plan for future digital channel growth to come from expansion domestically and internationally. Anthropologie’s North American Retail segment net sales accounted for approximately 47.2% of total Retail segment net sales for fiscal 2026. European Retail segment net sales accounted for approximately 1.8% of total Retail segment net sales for fiscal 2026.

Free People. The Free People brand focuses its product offering on private label merchandise targeted to contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women's apparel, intimates, activewear, shoes, accessories, home products, gifts and beauty and wellness. Free People brand retail stores average approximately 2,300 square feet of selling space.

The FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. FP Movement brand retail stores average approximately 1,500 square feet of selling space.

As of January 31, 2026, we operated 180 Free People brand stores, of which 167 were located in North America and 13 were located in Europe, and 88 FP Movement brand stores all located in North America. Our stores are located in enclosed malls, upscale street locations and specialty centers. We plan to open approximately 13 Free People brand stores and close approximately 2 Free People brand stores due to lease expiration, globally, as well as open approximately 21 FP Movement brand stores in fiscal 2027. We plan for future store growth to come from expansion domestically and internationally, which may include opening stores in new and existing markets or entering into franchise agreements. Free People operates websites and mobile applications in North America and Europe that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People and FP Movement brands' wholesale offerings. We plan for future digital channel growth to come from expansion domestically and internationally. Free People’s North American Retail segment net sales accounted for approximately 23.8% of total Retail segment net sales for fiscal 2026. European Retail segment net sales accounted for approximately 1.2% of total Retail segment net sales for fiscal 2026.

Urban Outfitters. Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, social media and third-party digital platforms, websites and mobile applications. We have established a reputation with these young adults, who are culturally sophisticated, self-expressive and actively engaged with their peer group. The product offering includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally or designed in collaboration with third-party brands. Stores average approximately 8,400 square feet of selling space. Urban Outfitters stores are located in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers.

As of January 31, 2026, we operated 253 Urban Outfitters stores, of which 177 were located in North America and 76 were located in Europe, and sold merchandise through franchisee-owned stores in the Middle East. We plan to open approximately 8 Urban Outfitters stores and close approximately 8 Urban Outfitters stores primarily due to lease expiration, globally, in fiscal 2027. We plan for future store openings to be domestic and international, which may include opening stores in new and existing markets or entering into additional franchise agreements. Urban Outfitters operates websites and mobile applications in North America and Europe that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores. We plan for future digital channel growth to come from expansion domestically and internationally. Urban Outfitters’ North American Retail segment net sales accounted for approximately 15.3% of total Retail segment net sales for fiscal 2026. European Retail segment net sales accounted for approximately 10.0% of total Retail segment net sales for fiscal 2026.

Menus & Venues. Menus & Venues focuses on a dining and event experience that provides excellence in food, beverage and service. As of January 31, 2026, we operated 9 locations, all of which were located in North America. We plan to open 1 Menus & Venues location and close 1 Menus & Venues location due to lease expiration in fiscal 2027. Menus & Venues net sales accounted for less than 1.0% of total Retail segment net sales for fiscal 2026.

Subscription Segment

Our Subscription segment includes the Nuuly brand, which is primarily a monthly women’s apparel subscription rental service. For a monthly fee, Nuuly subscribers can rent product from a wide selection of the Company’s own brands, third-party brands and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase rental product in their possession that was delivered as part of the customer's monthly subscription rental order or through the Nuuly website or mobile application, which will ship along with their next monthly subscription rental order. Subscription segment net sales accounted for approximately 9.2% of consolidated net sales for fiscal 2026.

Wholesale Segment

The Wholesale segment includes the Free People, FP Movement and Urban Outfitters brands. The Wholesale segment was established with the Free People brand to develop, in conjunction with Urban Outfitters, private label apparel lines of women's contemporary apparel that could be effectively sold in Urban Outfitters stores and later began selling to department and specialty stores worldwide. The Wholesale segment’s range of women's contemporary apparel, intimates, FP Movement activewear and shoes under the Free People and FP Movement brands and the BDG and "iets frans" apparel collections under the Urban Outfitters brand are sold through department and specialty stores worldwide, including Nordstrom, Dick's Sporting Goods, digital businesses and our Retail segment. We display our wholesale products in certain department and specialty stores using a shop-within-shop sales model. We believe that the shop-within-shop model allows for a more complete merchandising of our products, which allows us to differentiate ourselves from our competition and further strengthens each brand’s image. Wholesale sales and showroom facilities are located in London, Los Angeles, New York City and Dallas. Our Wholesale segment net sales accounted for approximately 5.1% of consolidated net sales for fiscal 2026.

Store Environment

We create a unified environment in our stores that establishes an emotional bond with the customer. Every element of the environment is tailored to the aesthetic preferences of our target customers. Through creative design, much of the existing retail space is modified to incorporate a mosaic of fixtures, finishes and revealed architectural details. In our stores, merchandise is integrated into a variety of creative vignettes and displays designed to offer our customers an entire look at a distinct lifestyle. This dynamic visual merchandising and display technique creates a seamless connection between the store design, the merchandise and the customer. Essential components of the ambiance of each store may include playing music that appeals to our target customers, using unique signage and employing a staff that understands and identifies with the target customer.

Our Anthropologie, Free People and Urban Outfitters stores are primarily located in upscale street locations, free-standing locations, enclosed malls and specialty centers. We plan for our store environment and location strategy to remain consistent over the next several years.

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

Merchandise

Our Anthropologie brand product offerings include women’s apparel, accessories, intimates, shoes, furniture, home decor, beauty and wellness and a bridal collection consisting of wedding dresses, bridesmaid dresses, party dresses, accessories and decor. Our Terrain brand product offerings include lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. Our Maeve brand product offerings include a comprehensive range of women's apparel, shoes and accessories. Our Free People brand offers a showcase for casual women’s apparel, intimates, FP Movement activewear, shoes, accessories, home products, gifts and beauty and wellness. Our FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. Our Urban Outfitters brand offers a wide array of eclectic merchandise, including women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. Our Nuuly brand allows subscribers to rent and purchase product from a wide selection of the Company’s own brands, third-party brands and one-of-a-kind vintage pieces. Our merchandise is continuously updated to appeal to our target customers’ changing tastes and is supplied by a large number of domestic and foreign vendors, with new shipments of merchandise arriving at our stores and fulfillment centers daily.

The wide breadth of merchandise offered by our brands includes a combination of national third-party brands, private label product designed in collaboration with third-party brands and exclusive merchandise developed and designed internally by our buying and design teams. This combination allows us to offer fashionable merchandise and to differentiate our product mix from that of traditional department stores, as well as that of other specialty and digital retailers. Private label and exclusive merchandise generally yields higher gross profit margins than third-party branded merchandise, and helps to keep our product offerings current and unique.

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

Marketing and Promotion

We believe we have highly effective marketing tools in our websites, mobile applications and email campaigns as well as in social media, third-party digital and artificial intelligence platforms. We refresh this media as frequently as daily to reflect the most cutting edge trends in fashion and culture. We also believe that highly visible store locations, broad merchandise selection and creative and visual presentation within our stores, on our websites and on our mobile applications entice our customers to explore these channels and purchase merchandise or become a Nuuly subscriber. Consequently, we rely on these elements, as well as the brand recognition created by our direct marketing activities, to draw customers to our omni-channel and subscription operations. Marketing activities for each of our brand’s retail stores may include special event promotions and a variety of public relations activities designed to create community awareness of our stores and products. We also are active in social media and third-party digital platforms. We believe that by starting a conversation and interacting directly with our customers, most notably via Instagram, Pinterest, Facebook and TikTok, our own mobile applications and in artificial intelligence platforms, we are more effective at understanding and serving their fashion needs.

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

Suppliers

To serve our target customers and to recognize changes in fashion trends and seasonality, we purchase merchandise from numerous foreign and domestic vendors, the majority of which is settled in U.S. dollars. We also have arrangements with agents and third-party manufacturers to produce our private label and exclusive merchandise. To the extent that our vendors are located overseas or, in the case of third-party vendors, rely on overseas sources for a large portion of their merchandise, the following could adversely affect our business: any event causing a disruption of imports, such as the imposition of increased security or regulatory requirements applicable to imported goods, war, public health concerns, acts of terrorism, natural disasters (including as a result of climate change), port security considerations or labor disputes, financial or political instability in any of the countries in which merchandise we purchase is manufactured, changes to U.S. or foreign trade policies, including the enactment of tariffs such as retaliatory tariffs, border adjustment taxes, or increases in duties or quotas, disruption in the supply of fabrics or raw materials, transportation capacity shortages and delays (including the impact of the ongoing hostilities in the Middle East on shipments traveling through the region), increases in the cost of fuel or decreases in the value of the U.S. dollar relative to foreign currencies. During fiscal 2026, we purchased merchandise from approximately 4,000 vendors located throughout the world. No single vendor or manufacturer accounted for more than 10% of merchandise purchased during that time. We do not believe that the loss of any one vendor would have a material adverse effect on our business.

Company Operations

Distribution. We operate multiple distribution and fulfillment centers worldwide to support our Retail, Subscription and Wholesale segments in North America and Europe.

Retail Segment

Our Retail segment distribution and fulfillment centers receive and distribute our retail store merchandise and fulfill website and mobile application orders around the world. The primary Retail segment facilities that support our North America Retail segment operations are as follows:

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

Our European Retail segment operations are supported by a 400,000 square foot omni-channel fulfillment center we own in Peterborough, England and a third-party logistics provider in the Netherlands.

Subscription Segment

Our Subscription segment operations are supported by the following facilities:

•
1,024,000 square foot fulfillment center in Raymore, Missouri which we operated under a lease until we purchased it in March 2026; and
•
309,000 square foot fulfillment center we lease in Bristol, Pennsylvania.

Wholesale Segment

Our Wholesale segment operations are predominantly supported by our omni-channel fulfillment centers in Gap, Pennsylvania and Peterborough, England.

Information Systems. We recognize the need for high-quality information to manage merchandise planning, buying, inventory management and control functions and have therefore invested in a retail software package that meets our processing and reporting requirements. Our Retail segment utilizes point-of-sale register systems connected by a secure data network to our home offices. Additionally, our stores have mobile point-of-sale devices that have virtually the same functionality as our cash registers. These systems provide for register efficiencies, timely customer checkout and instant back office access to register information, as well as daily updates of sales, inventory data and price changes. Our digital channel, which includes our websites and mobile applications, maintains separate software systems that manage the merchandise and customer information for our customer contact centers and fulfillment functions. Our Subscription segment uses a custom-built digital platform that helps us manage merchandising functions, customer information and service, financial accounting and fulfillment of customer orders. Our Wholesale segment uses a separate software system for customer service, order entry, production planning and inventory management. We have also invested in data science, advanced analytics and marketing technologies to enhance customer insights, optimize inventory decisions and improve digital engagement. We host digital and business applications across cloud infrastructure as well as have our own fully redundant data centers, located at our home offices in the Philadelphia, Pennsylvania Navy Yard and at our Reno, Nevada fulfillment center. All systems are fully redundant and have full disaster recovery plans either within our cloud providers or our own data centers.

Competition

Our Retail and Wholesale segments compete with individual and chain fashion specialty brands as well as department stores, both in stores and online, in highly competitive domestic and international markets. Our Retail segment competes on the basis of, among other things, the location of our stores, website and mobile application presentation, website and mobile application design and functionality, the breadth, quality, style, price and availability of our merchandise and the level of customer service offered. Although we believe that the eclectic mix of products and the unique store and digital experiences offered by our Retail segment help differentiate us, it also means that our stores compete against a wide variety of smaller, independent specialty retailers, as well as department stores and national specialty chains. Some of our competitors have substantially greater name recognition as well as greater access to financial, marketing and other resources. Our Anthropologie and Free People stores also face competition from small boutiques that offer an individualized shopping experience similar to the one we strive to provide to our target customers. In addition, some of our third-party vendors offer products directly to consumers and certain of our competitors.

Along with certain Retail segment competitive factors noted above, other key factors for our digital channel include website and mobile application availability, the effectiveness of our customer lists and the speed and accuracy of our merchandise delivery. Additionally, our digital channel competes against numerous websites, mobile applications and digital marketplaces, which may have a greater volume of circulation and web traffic or more effective marketing through online media and social networking sites.

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

Trademarks and Service Marks

We are the registered owner in the United States of certain service marks and trademarks, including, but not limited to “Anthropologie,” “BDG,” “FP Movement,” “Free People,” “Maeve,” “Nuuly,” “Terrain,” “Urban Outfitters” and “URBN.” Each mark is renewable indefinitely, contingent upon continued use at the time of renewal. In addition, we currently have pending applications with the U.S. Patent and Trademark Office to register certain other marks. We also own marks that have been registered in foreign countries, and have applications for marks pending in additional foreign countries. We regard our marks as important to our business due to their name recognition with our customers. We are not aware of any valid claims of infringement or challenges to our right to use any of our marks in the United States.

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

•
Cultivate Community
•
Improve Supply Chain Transparency

The Company maintains an Impact Committee, co-chaired by our Chief Sourcing & GTC and Chief Administrative Officers and reporting to our Board of Directors, to set sustainability policies and goals, provide oversight of those policies and track and report progress toward our goals.

Additional information relating to Lead With Creativity... to Make an Impact can be found in our 2024-2025 Impact Scorecard, covering the period from September 1, 2024 through August 30, 2025, which is available at our website at www.urbn.com/impact. The Company provides an update on key metrics annually and releases an Impact Report biannually. The content of our Impact Report and Impact Scorecards is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC. See Item 1A — "Risk Factors — Legal, Tax, Regulatory and Compliance Risks — ‘Manufacturers and third-party vendors may not comply with our legal and social compliance program requirements, which may subject us to risks related to evolving environmental, social and governance regulations and activities that may adversely affect our business’ and ‘If we fail to meet our global environmental and sustainability goals or if such goals do not meet the expectations of our customers or shareholders, our reputation could be adversely affected, which could adversely affect our business, financial performance and growth’," for more information on our environmental, social and governance activities.

Human Capital

The Company is built on self-expression and individuality. We are passionate about celebrating everyone for who they are and the unique perspectives they bring to the table. The creativity, passion and hard work of our people is a key input into our success.

Employees. As of January 31, 2026, we employed approximately 31,000 people, approximately 38% of whom were full-time employees. The number of part-time employees fluctuates depending on seasonal needs. Of our total employees, approximately 85% work in our Retail segment, 8% work in our Subscription segment, 1% work in our Wholesale segment and the remaining 6% are corporate employees. Except in certain international locations, our employees are not covered by a collective bargaining agreement. We believe that our relations with our employees are excellent.

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

Item 1A. Risk Factors

There are risks associated with an investment in our securities. The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-K. Any of these risk factors could lead to material adverse effects on our business, operating results and financial condition. These risk factors reflect the Company's beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. Additional risks and uncertainties not currently known to us or that we currently do not view as material may also become materially adverse to our business in future periods or if circumstances change. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

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

Economic conditions, both on a global level and in particular markets, may have significant effects on consumer confidence and discretionary spending that would in turn, affect our business or the retail industry generally. Some of these economic conditions include inflation, wages and employment, consumer debt, reductions in net worth based on severe market declines, residential real estate and mortgage markets, taxation, grocery, fuel and energy prices, interest rates, volatility in credit markets, credit availability, political and economic crises, the impact of retaliatory or reciprocal tariffs on global trade policies and other macroeconomic factors. These factors may affect consumer purchases and rentals of our merchandise and adversely impact our results of operations and continued growth. The impacts of inflation could lead us to increase prices, and if customers respond negatively to such price increases, could adversely impact our sales, gross margin and operating income. The economic conditions may also affect department stores and specialty retail businesses and impact their ability to purchase merchandise from our Wholesale segment. It is difficult to predict near term and/or future economic, capital and credit market conditions and what impact they will have on our business.

In addition, there is a risk that consumer confidence may decline as a result of market disruptions caused by severe weather conditions, unseasonable weather, or natural disasters, including as a result of climate change, health hazards, actual or threatened health epidemics and pandemics, terrorist activities, political crises or other major events or the prospect of these events, which could negatively impact our financial position and results of operations. The recovery we receive under any insurance we maintain for these purposes may be delayed or may be insufficient to fully offset potential losses.

We rely heavily on our ability to identify changes in fashion.

Customer tastes and fashion trends are volatile and can change rapidly. Our success depends in part on our ability to effectively predict and respond to changing fashion tastes and consumer demands, and to translate market trends into appropriate product offerings. If we are unable to predict or respond to changing styles or trends successfully or if we misjudge the market for products or new product lines, our sales may be impacted, and we may be faced with a substantial amount of unsold inventory or missed opportunities. In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess, slow-moving inventory, which could decrease our revenues or gross profit margins. Conversely, if we underestimate consumer demand for our merchandise, our manufacturers fail to supply quality products in a timely manner, or we experience transportation capacity constraints and delays, we may experience inventory shortages, which may negatively impact customer relationships, diminish brand loyalty and result in lost sales. In addition, we could be at a competitive disadvantage if we are unable to leverage data analytics to obtain timely customer insights to appropriately respond to customer demands.

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

The specialty retail and wholesale apparel industries are each highly competitive. Our Retail segment competes on the basis of, among other things, the location of our stores, website and mobile application presentation, website and mobile application design, the breadth, quality, style, price and availability of our merchandise and the level of customer service offered. Our Anthropologie and Free People stores also face competition from small boutiques that offer an individualized shopping experience similar to the one we strive to provide to our target customers.

Additionally, the internet and other technologies facilitate competitive entry and comparison shopping in our Retail and Subscription segments. Our digital channel competes against numerous websites and mobile applications, which may have a greater volume of web traffic or more effective marketing through online media and social networking sites. We offer an omni-channel shopping experience for our customers and use social media and mobile applications as a way to interact with them to enhance their shopping experiences. Omni-channel retailing is constantly evolving, and we must keep pace with changing customer expectations and new developments by our competitors. There is no assurance that we will be able to continue to successfully maintain or expand our digital sales channels and respond to shifting consumer traffic patterns and digital buying trends. Our inability to adequately respond to these risks and uncertainties or successfully maintain and expand our digital business could have an adverse impact on our results of operations.

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
•
Changes to U.S. and foreign trade policies, including the enactment of tariffs (such as retaliatory or reciprocal tariffs), border adjustment taxes, and increases in duties or quotas applicable to the products we sell could increase the cost and reduce the supply of products available to us. In 2025, the U.S. government enacted significant changes to its tariff regime that increased rates on a substantial number of imports. Certain foreign jurisdictions have responded with reciprocal tariffs which resulted in corresponding actions by the U.S. government. Certain of these tariffs have been paused or modified from time to time as trade discussions ensued. In February 2026, in response to the U.S. Supreme Court invalidating many of the existing International Economic Emergency Powers Act tariffs, the administration instituted incremental global tariffs on all imports and has signaled it may seek higher tariffs. The potential for additional tariff increases may continue to result in increased reciprocal tariffs or other restrictive trade measures by the U.S. or foreign jurisdictions. While we have been and continue to regularly evaluate global trade policies and take appropriate actions when necessary to mitigate the risks associated with tariffs, even with our various mitigation strategies in place, tariffs could have a negative impact on our financial results;
•
Impacts of ongoing conflicts around the globe (such as the hostilities in the Middle East and the war between Russia and Ukraine) and the related sanctions imposed by the United States, the European Union, United Kingdom and others, as well as any potential delays in shipments through the regions and additional transportation costs;
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

War, terrorism, civil unrest, other violence, or public health crises, including epidemics and pandemics, may negatively impact availability of our merchandise, customer traffic to our stores or otherwise adversely impact our business.

In the event of war (including the ongoing hostilities in the Middle East and the war between Russia and Ukraine), terrorism, civil unrest or other violence, our ability to obtain merchandise available for sale in our stores or on our websites may be negatively impacted. A substantial portion of our merchandise is imported from other countries, see “We rely significantly on international sources of production.” If commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution and fulfillment centers and stores, as well as fulfilling website and mobile application orders.

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

The retail environment is rapidly evolving with customer shopping preferences continuing to change. We have made significant investments in capital spending and labor to develop our omni-channel strategy pursuant to which all available Company-owned Retail segment shopping channels are fully integrated, including stores, websites, mobile applications and customer contact centers. As omni-channel retailing continues to grow and evolve, our customers increasingly interact with our brands through smartphones, tablets and a variety of media, and expect seamless integration across all touchpoints. Our success depends on our ability to introduce innovative means of engaging our customers and our ability to respond to shifting consumer traffic patterns and digital buying trends. There is no assurance that we will be able to continue to successfully maintain or expand our digital sales channels and omni-channel initiatives, or that we will realize a return on our significant investments, and failure to adequately respond to these risks and uncertainties or to successfully maintain and expand our digital business may have an adverse impact on our results of operations.

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

To the extent we expand internationally under franchise arrangements, we may face counterparty and/or operational risk. In addition, we are increasingly exposed to foreign currency exchange rate risk with respect to our revenue, profits, assets and liabilities denominated in currencies other than the U.S. dollar. We currently do not utilize hedging instruments to mitigate these foreign currency risks. In the future, however, we may initiate strategies to hedge certain foreign currency risks that may not succeed in offsetting all of the negative impact of foreign currency exchange rate movements on our business and results of operations.

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

Changes in international trade and customs regulations, including the imposition of new tariffs or additional administrative requirements for the import and export of goods, could add friction and cost to transportation and logistics. Other countries in which we do business may adopt similar provisions. Any of these effects, among others, could materially adversely affect our business, results of operations, and financial condition.

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

We face an evolving threat landscape in which cybercriminals, among others, employ an increasingly complex array of techniques (including through the use of artificial intelligence) designed to access personal data and other information, including, for example, the use of fraudulent or stolen access credentials, malware, ransomware, phishing, denial of service, supply chain and other types of attacks. Our and our suppliers’ and service providers’ information technology systems also may be damaged or disrupted, or personal or sensitive information compromised, from a number of other causes, including power outages, system failures, catastrophic events, or employee inadvertence.

While, to the best of our knowledge, we have not experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a security breach or cyber-attack that could materially increase financial risk to the Company or our customers, such a security breach or cyber-attack could adversely affect our business and operations, including by damaging our reputation and our relationships with our customers, employees and shareholders, exposing us to litigation, fines, penalties or remediation costs and inhibiting our ability to accept debit and credit cards as forms of payment. Further, because many of our corporate and showroom employees maintain hybrid office and remote work schedules, our business may be more vulnerable to cybersecurity breach attempts due to offsite working by employees, increased use of public Wi-Fi and use of office equipment off premises.

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

If we fail to effectively utilize technological advancements, including artificial intelligence, our business and financial performance could be negatively impacted.

Our industry is highly competitive and is undergoing rapid changes due to technological advancements in areas such as artificial intelligence (AI), data analytics and machine learning. Our future success depends in part on our ability to effectively utilize these technological advancements. Our competitors may outpace us in incorporating AI into their business and engagement with customers, which could adversely affect our competitiveness and operational outcomes. Our efforts to utilize these technological advancements may not be successful, may result in substantial integration and maintenance costs and may expose us to additional risks. These technologies are subject to evolving laws, regulations, guidance and industry standards, and the use of AI tools by our employees or our third-party service providers may expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, publicity, contractual, or other rights. Personal data within any dataset, collected from our business, is vulnerable to unintentional dissemination or intentional destruction, which could lead to heightened business and security costs, reputational damage, administrative penalties or legal expenses. The content, analyses or recommendations generated by AI, if deficient, inaccurate or biased, could adversely impact our business, financial condition and operational results, as well as our reputation. Moreover, ethical concerns associated with AI could lead to brand damage, competitive disadvantages or legal repercussions. Our use of artificial intelligence systems to automate, streamline processes and increase efficiency may increase the likelihood of system failures or errors in our processes or create negative experiences for our customers. Any problems with our implementation or use of AI or other technological advancements could negatively impact our business or results of our operations.

In addition, customers are increasingly using AI shopping assistant tools, which could transform commerce in ways we fail to anticipate and impact our ability to attract and retain customers. If we or our third-party providers fail to deliver effective, reliable, and user-friendly digital platforms that meet changing customer expectations, we could lose sales, harm our reputation, and face competitive disadvantages. Rapidly evolving AI regulations may impose additional compliance obligations and costs, and any failure to comply could result in penalties or adversely affect our business and financial results.

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

Our retail store and distribution and fulfillment center operations are subject to laws governing such matters as minimum wages, working conditions and overtime pay. As minimum wage rates increase or related laws and regulations change, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. Any increase in the cost of our labor could have an adverse effect on our operating results, financial condition and results of operations. In addition, we operate in a competitive labor market, in which wage actions by other retailers and companies may require us to increase salary and wage rates, bonuses and other incentives in order to attract and retain talented employees across all of our retail store, distribution and fulfillment center, showroom and home office operations. Labor shortages and increased employee turnover could also increase our labor costs. This in turn could lead us to increase prices and, if customers respond negatively to such price increases, could adversely impact our sales, gross margin and operating income. We are also subject to risks related to other store and distribution and fulfillment center expenses and operational costs. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in our prices to customers, our profitability may decline.

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

We maintain an Impact Committee, co-chaired by our Chief Sourcing & GTC Officer and Chief Administrative Officer and reporting to our Board of Directors, to set sustainability policies and goals, provide oversight of those policies, and track and report progress toward our goals. The Impact Committee also maintains functional working groups, which focus on three areas: Environmental & Social, Data Privacy & Security, and Governance. The working groups are comprised of operational management representatives and are responsible for recommending policies and goals to the Impact Committee, implementing policies established by the Impact Committee, and tracking and reporting to the Impact Committee on progress towards goals falling within the working groups' ambit. These policies and goals and their status are published in the Company's Impact Report. There can be no assurances that our ESG policies, goals or actions will be perceived as adequate. Any failure or perceived failure to achieve our goals or demonstrate progress towards the environmental, social and governance ideals of our customers and shareholders could harm our reputation and value of our brands, which could adversely affect our business, financial performance and growth.

We may also communicate certain ESG-related initiatives and goals in our SEC filings or in other public disclosures, such as the Company's Impact Report. These ESG-related initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost-effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against these goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals, by our customers and shareholders, including whether implementing ESG-related initiatives or goals are deemed inconsistent with our fiduciary duties or other legal or regulatory obligations. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG-related goals on a timely basis, or at all, it could harm our reputation and the value of our brands, which could adversely affect our business, financial performance, growth and stock price.

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

Our effective income tax rate depends on many factors, including changes in tax laws or treaties and their interpretation, accounting guidance, and our ability to sustain tax positions on examination. We operate in multiple jurisdictions, which increases the complexity of our tax profile and may result in greater volatility in our effective tax rate. Adverse audit outcomes or increased compliance requirements could increase our tax obligations and adversely affect our results of operations.

International tax reform initiatives, including the Organization for Economic Cooperation and Development's global minimum tax framework, have been enacted or proposed in certain jurisdictions in which we operate, and additional guidance continues to evolve. In addition, recent and future changes to U.S. tax legislation, including the provisions of the 2025 One Big Beautiful Bill Act, may affect our tax obligations. While the ultimate impact of these developments remains uncertain, they could increase our tax expense or effective tax rate in future periods.

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

Our Chief Information Security Officer is certified as a Certified Information Systems Security Professional (CISSP) and an Information Systems Security Management Professional (ISSMP). He has significant experience in monitoring, implementation and management within the disciplines of information and personal data security, disaster recovery, and asset management. He has over 10 years of service in U.S. Army Cyber Operations and within U.S. Army Cyber Command. Our Global Data Privacy Officer has served as our head of Internal Audit for over 10 years and has received privacy-related certifications from the International Association of Privacy Professionals (IAPP) including Certified Information Privacy Manager (CIPM) and Certified Information Privacy Professional / Europe (CIPP/e).

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

Item 2. Properties

Home Offices. Since 2006, our North American home office has been located in several buildings on one campus in the historic core of the Philadelphia, Pennsylvania Navy Yard. The consolidated offices at the Navy Yard campus allow for an efficient operation of our Philadelphia-based offices and will help to support our growth needs for the foreseeable future. Our North American home offices are approximately 575,000 square feet.

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

Retail Segment

Our Retail segment distribution and fulfillment centers receive and distribute our retail store merchandise and fulfill website and mobile application orders around the world. The primarily Retail segment facilities that support our North America Retail segment operations are as follows:

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

Our European Retail segment operations are supported by a 400,000 square foot omni-channel fulfillment center we own in Peterborough, England and a third-party logistics provider in the Netherlands.

Subscription Segment

Our Subscription segment operations are supported by the following facilities:

•
1,024,000 square foot fulfillment center in Raymore, Missouri which we operated under a lease until we purchased it in March 2026; and

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

Retail Locations. All of our retail locations are leased, well maintained and in good operating condition. Our retail locations generally have initial lease terms of five to fifteen years with renewal options for an additional five to ten years. Total estimated selling square feet for locations open, under lease as of January 31, 2026, by Anthropologie, Free People brand, FP Movement brand and Urban Outfitters was approximately 1,837,000, 406,000, 133,000 and 2,118,000, respectively. The average store selling square feet is approximately 7,200 for Anthropologie, 2,300 for the Free People brand, 1,500 for the FP Movement brand and 8,400 for Urban Outfitters. Selling square feet can sometimes change due to factors such as floor moves, use of staircases and cash register configuration.

The following table shows the location of each of our existing retail locations, as of January 31, 2026:

	Anthropologie	Free People Brand	FP Movement Brand	Urban Outfitters	Menus & Venues	Total
North America	234	167	88	177	9	675
Europe	20	13	—	76	—	109
Total Company-Owned Stores	254	180	88	253	9	784
Franchisee-Owned Stores(1)	2	—	—	7	—	9
Total URBN	256	180	88	260	9	793

(1)
Located in the Middle East.

Wholesale Showrooms. In addition to the stores listed above, the Wholesale segment operates sales and showroom facilities in London, Los Angeles, New York City and Dallas that are leased through 2029, 2030, 2033 and 2036, respectively.

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

Holders of Record

On March 25, 2026, there were 74 holders of record of our common shares.

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

Stock Performance

The following graph and table compares the cumulative total shareholder return on our common shares with the cumulative total return on the Standard and Poor’s 500 Composite Stock Index and the Standard and Poor’s 500 Apparel Retail Index for the period beginning January 29, 2021, and ending January 30, 2026, assuming the reinvestment of any dividends and assuming an initial investment of $100 in each. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the common shares or the referenced indices.

	Base Period Jan-21	INDEXED RETURNS Years Ended
Company/Market/Peer Group		Jan-22	Jan-23	Jan-24	Jan-25	Jan-26
Urban Outfitters, Inc.	$100.00	$104.70	$99.85	$138.53	$202.04	$258.29
S&P 500	$100.00	$123.29	$113.16	$136.72	$172.78	$201.03
S&P 500 Apparel Retail	$100.00	$103.83	$110.89	$137.19	$176.39	$215.18

A summary of the repurchases of our common shares under the Company's share repurchase program for the quarter ended January 31, 2026, is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 1, 2025 through November 30, 2025	33,521	$60.00	33,521	14,648,609
December 1, 2025 through December 31, 2025	—	$—	—	14,648,609
January 1, 2026 through January 31, 2026	—	$—	—	14,648,609
Total Fiscal 2026 Fourth Quarter	33,521		33,521	14,648,609
(1)
In addition to the shares repurchased under the share repurchase program, for the quarter ended January 31, 2026, the Company acquired and subsequently retired 2,845 common shares from employees to meet payroll tax withholding requirements on vested share-based awards. These shares do not reduce the number of shares that may yet be purchased under our publicly announced share repurchase program.
(2)
On June 4, 2019, the Company's Board of Directors authorized the repurchase of 20,000,000 shares under a share repurchase program. See Note 12, "Shareholders' Equity," of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the Company's share repurchases.

Item 6. Selected Financial Data

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate under three reportable segments – Retail, Subscription and Wholesale. Our Retail segment primarily includes our Anthropologie, Free People, FP Movement and Urban Outfitters brands. Our Retail segment products and services are sold directly to our customers through our retail locations, websites, mobile applications, social media and third-party digital platforms, customer contact centers and franchisee-owned stores. Our Subscription segment includes the Nuuly brand, which offers customers a more sustainable way to explore fashion primarily through a monthly women’s apparel subscription rental service. Our Wholesale segment includes our Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, third-party digital businesses and our Retail segment. Our Wholesale segment primarily designs, develops and markets apparel, intimates, activewear and shoes.

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2026 ended on January 31, 2026, our fiscal year 2025 ended on January 31, 2025, and our fiscal year 2024 ended on January 31, 2024.

As used in this document, unless otherwise defined, "Anthropologie" refers to our Anthropologie, Terrain and Maeve brands and "Free People" refers to our Free People and FP Movement brands.

Macroeconomic Environment and Other Recent Developments

During 2025, the U.S. government enacted significant changes to its tariff regime that increased rates on a substantial number of imports. Certain foreign jurisdictions responded with reciprocal tariffs which resulted in corresponding actions by the U.S. government. Certain of these tariffs have been paused or modified from time to time and the uncertainty of tariff rates among multiple jurisdictions is contributing to overall macroeconomic volatility and increasing recessionary concerns. In February 2026, in response to the U.S. Supreme Court invalidating many of the existing International Economic Emergency Powers Act ("IEEPA") tariffs, the government instituted incremental global tariffs on all imports and has signaled it may seek higher tariffs. The potential for additional tariff increases may continue to result in increased reciprocal tariffs or other restrictive trade measures by the U.S. or foreign jurisdictions. The process for obtaining refunds for IEEPA tariffs is currently not finalized, but we are analyzing available options to preserve our refund rights and expect further guidance. These factors may continue to contribute to uncertain global economic conditions (including inflationary costs, consumer spending patterns and volatility in foreign currencies), which may impact our operations.

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

On July 4, 2025, the United States enacted legislation commonly referred to as the One Big Beautiful Bill Act which includes various tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions like bonus depreciation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. This legislation, enacted during the second quarter of fiscal 2026, did not have a material impact on the Company's fiscal 2026 income tax provision. The Company continues to assess the impact of the legislation on our consolidated financial statements. Additional guidance from the Internal Revenue Service and U.S. Treasury may affect the interpretation and application of certain provisions.

Retail Segment

Our Retail segment omni-channel strategy enhances our customers’ brand experience by providing a seamless approach to the customer shopping experience. All Company-owned Retail segment shopping channels are closely integrated, including retail locations, websites, mobile applications, social media and third-party platforms and customer contact centers. Our investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the Retail segment omni-channel and not the separate store or digital channels. We manage and analyze our performance based on a single Retail segment omni-channel rather than separate channels and believe that the Retail segment omni-channel results present the most meaningful and appropriate measure of our performance.

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

We monitor Retail segment metrics including customer traffic, conversion rates and average units per transaction at our stores and on our websites and mobile applications. We also monitor average unit selling price and transactions at our stores and average order value on our websites and mobile applications. We believe that changes in any of these metrics may be caused by a response to our brands’ fashion offerings, our marketing campaigns and an overall growth in brand recognition.

The Anthropologie brand tailors its merchandise and inviting store environment to sophisticated and contemporary women aged 28 to 45. The internally designed and third-party brand product assortment includes women’s apparel, accessories, intimates, shoes, furniture, home decor and beauty and wellness. The brand also has a bridal collection consisting of wedding, bridesmaid and party dresses, accessories and decor. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. The Maeve brand is designed to appeal to the modern woman seeking a versatile wardrobe by offering a comprehensive range of women's apparel, shoes and accessories. We are in the early stages of testing Maeve as a standalone brand which we will continue to evaluate over the coming years. Anthropologie stores are located in specialty centers, upscale street locations and enclosed malls. Anthropologie operates websites and mobile applications that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores and sells merchandise through franchisee-owned stores in the Middle East. Anthropologie's North American Retail segment net sales accounted for approximately 47.2% of total Retail segment net sales for fiscal 2026, compared to approximately 47.8% of total Retail segment net sales for fiscal 2025. European Retail segment net sales accounted for approximately 1.8% of total Retail segment net sales for both fiscal 2026 and fiscal 2025.

The Free People brand focuses its product offering on private label merchandise targeted to contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, activewear, shoes, accessories, home products, gifts and beauty and wellness. The FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. Free People stores are located in enclosed malls, upscale street locations and specialty centers. Free People operates websites and mobile applications that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the Free People and FP Movement brands' wholesale offerings. Free People's North American Retail segment net sales accounted for approximately 23.8% of total Retail segment net sales for fiscal 2026, compared to approximately 23.4% of total Retail segment net sales for fiscal 2025. European Retail segment net sales accounted for approximately 1.2% of total Retail segment net sales for fiscal 2026, compared to approximately 1.1% of total Retail segment net sales for fiscal 2025.

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, social media and third-party digital platforms, websites and mobile applications and a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally or designed in collaboration with third-party brands. Urban Outfitters stores are located in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores and sells merchandise through franchisee-owned stores in the Middle East. Urban Outfitters’ North American Retail segment net sales accounted for approximately 15.3% of total Retail segment net sales for fiscal 2026, compared to approximately 16.2% of total Retail segment net sales for fiscal 2025. European Retail segment net sales accounted for approximately 10.0% of total Retail segment net sales for fiscal 2026, compared to approximately 8.9% of total Retail segment net sales for fiscal 2025.

Menus & Venues focuses on a dining and event experience that provides excellence in food, beverage and service. Menus & Venues net sales accounted for less than 1.0% of total Retail segment net sales for fiscal 2026 and fiscal 2025.

Net sales from the Retail segment accounted for approximately 85.7%, 88.2% and 90.8% of total consolidated net sales for fiscal 2026, 2025 and 2024, respectively.

Store data for fiscal 2026 was as follows:

	January 31,	Stores	Stores	January 31,
	2025	Opened	Closed	2026
Anthropologie
North America	222	13	(1)	234
Europe	17	3	—	20
Anthropologie Global Total	239	16	(1)	254

Free People
Free People Brand
North America	156	15	(4)	167
Europe	11	3	(1)	13
Free People Brand Global Total	167	18	(5)	180
FP Movement Brand (1)	63	25	—	88
Free People Global Total	230	43	(5)	268

Urban Outfitters
North America	187	1	(11)	177
Europe	68	9	(1)	76
Urban Outfitters Global Total	255	10	(12)	253

Menus & Venues (2)	9	—	—	9

Total Company-Owned Stores	733	69	(18)	784
Franchisee-Owned Stores (3)	9	—	—	9
Total URBN	742	69	(18)	793

(1)
FP Movement brand stores are all located in North America.
(2)
Menus & Venues includes various casual restaurants and event venues, all of which are located in North America.
(3)
Franchisee-owned stores are located in the Middle East.

Selling square footage by brand as of January 31, 2026, and January 31, 2025, was as follows:

	January 31, 2026	January 31, 2025	Change
Selling square footage (in thousands):
Anthropologie	1,837	1,796	2.3%
Free People Brand	406	380	6.8%
FP Movement Brand	133	92	44.6%
Urban Outfitters	2,118	2,161	(2.0)%
Total URBN (1)	4,494	4,429	1.5%

(1)
Menus & Venues locations and franchisee-owned stores are not included in selling square footage.

We plan for future store growth for our brands to come from expansion domestically and internationally, which may include opening stores in new and existing markets or entering into additional franchise agreements. We plan for future digital channel growth to come from expansion domestically and internationally.

Projected store openings and closings for fiscal 2027 are as follows:

	January 31, 2026	Projected Openings	Projected Closings	January 31, 2027
Anthropologie	254	14	(3)	265
Free People Brand	180	13	(2)	191
FP Movement Brand	88	21	—	109
Urban Outfitters	253	8	(8)	253
Menus & Venues	9	1	(1)	9
Total Company-Owned Stores	784	57	(14)	827
Franchisee-Owned Stores	9	—	—	9
Total URBN	793	57	(14)	836

Subscription Segment

Our Subscription segment includes the Nuuly brand, which is primarily a monthly women’s apparel subscription rental service. For a monthly fee, Nuuly subscribers can rent product from a wide selection of the Company’s own brands, third-party brands and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase rental product in their possession that was delivered as part of the customer's monthly subscription rental order or through the Nuuly website or mobile application, which will ship along with their next monthly subscription rental order. Net sales from the Subscription segment accounted for approximately 9.2%, 6.8%, and 4.6% of total consolidated net sales for fiscal 2026, 2025 and 2024, respectively.

Wholesale Segment

Our Wholesale segment includes the Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets women’s contemporary apparel, intimates, FP Movement activewear and shoes under the Free People and FP Movement brands and the BDG and “iets frans” apparel collections under the Urban Outfitters brand. Net sales from the Wholesale segment accounted for approximately 5.1%, 5.0% and 4.6% of total consolidated net sales for fiscal 2026, 2025 and 2024, respectively.

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

Revenue Recognition

Merchandise: Merchandise is sold through retail stores and the digital sales channel, as well as to wholesale customers, franchise partners and subscription customers. Revenue is recognized when control of the promised goods is transferred to the customer. We have elected to treat shipping and handling as fulfillment activities and not a separate performance obligation. Accordingly, we will recognize merchandise revenue for the Retail segment for our single performance obligation at the point of sale, when furniture is delivered or at the time of shipment for non-furniture merchandise, which is when transfer of control to the customer occurs.

A subscription customer may purchase merchandise through the Nuuly website or mobile application, which will ship along with their next monthly subscription rental order. We recognize revenue for these merchandise sales at the time of shipment. A subscription customer may also elect to purchase merchandise already in their possession that was delivered as part of their monthly subscription rental order. We recognize revenue for these merchandise sales when the customer completes the transaction through the website or mobile application.

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

Sales Return Reserve

We record a sales return reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on our most recent historical return trends. If the actual return rate is materially different than our estimate, sales returns would be adjusted in the future. The costs of returns are recorded as a current asset rather than net with the sales return reserve. As of January 31, 2026, and 2025, reserves for estimated sales returns totaled $77.0 million and $90.4 million, representing 3.5% and 4.4% of total liabilities, respectively.

Inventory

We value our inventory, which consists primarily of general consumer merchandise held for sale, at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import-related costs, including freight, import duties and taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or net realizable value. Factors we consider in our review, such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts and class or type of inventory, are analyzed to determine estimated net realizable value. Criteria that we consider in our review of aging trends include average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the prior 12 months and the value and nature of merchandise currently held in inventory and priced below original cost. A provision is recorded to reduce the cost of inventory to its estimated net realizable value, if appropriate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventory and our reported operating results. Our estimates generally have been accurate, and our reserve methods have been applied on a consistent basis. The majority of inventory at January 31, 2026, and 2025 consisted of finished goods. Raw materials and work-in-process were not material to the overall inventory value. Inventory as of January 31, 2026 and 2025 totaled $700.9 million and $621.1 million, representing 14.0% and 13.7% of total assets, respectively.

Rental Product

The cost of our Subscription segment rental product is amortized to cost of sales over the subscription period based on the cost of each unit rented, which is estimated based on the number of times the unit is expected to be rented and the cost of the rental product. Lost, damaged and retired rental product is also charged to cost of sales. We make assumptions as to the number of times each unit can be rented. If the actual number of times a unit can be rented were to vary significantly from our estimates, it could materially affect the amount of rental product amortization included in cost of sales. Rental product is included in "Other assets" in the Consolidated Balance Sheets. Purchases of rental product were $232.4 million, $175.7 million, and $150.7 million for fiscal 2026, 2025 and 2024, respectively. Rental product as of January 31, 2026, and January 31, 2025, totaled $246.4 million and $216.1 million, representing 4.9% and 4.8% of total assets, respectively.

Impairment of Long-lived Assets

We review the carrying values of our definite-lived, long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events that result in an impairment review include plans to close a retail location, distribution or fulfillment center, a significant decrease in the operating results of a long-lived asset or significant adverse changes in the business climate. Our retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. Newly opened retail locations may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a retail location to achieve positive financial results. When events indicate that an asset may be impaired and the estimated undiscounted cash flows (based on forecasts of sales and gross profit) are less than the carrying amount of the asset, the impaired asset is adjusted to its estimated fair value and an impairment loss is recorded. The estimated fair value of the asset or asset group is based on future cash flows of the asset or asset group. For lease right-of-use assets, the Company determines the estimated fair value of the assets by comparing the discounted contractual rent payments to estimated market rent using an acceptable valuation methodology. During fiscal 2026, we recorded impairment charges for four retail locations, totaling $2.0 million, with a carrying value after impairment of $9.9 million related to the right-of-use assets. During fiscal 2025, we recorded impairment charges for one retail location, totaling $0.8 million, with a carrying value after impairment of $1.5 million related to the right-of-use assets. During fiscal 2024, we recorded impairment charges for 15 retail locations, totaling $3.6 million, with a carrying value after impairment of $41.0 million related to the right-of-use assets. Additionally, during fiscal 2024 we recorded an asset impairment charge of $6.4 million related to the write-off of "Property and Equipment, net" of the Nuuly Thrift marketplace which the Company wound down in fiscal 2025.

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

Accounting for Income Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating our actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. In making such a determination, we consider all material available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of January 31, 2026, and January 31, 2025, totaled $35.6 million and $48.5 million, respectively, representing less than 1.0% and 1.1% of total assets, respectively.

To the extent we believe that recovery of a deferred tax asset is at risk, we establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we record additional income tax expense in the Consolidated Statements of Income. Valuation allowances were $26.3 million as of January 31, 2026, and $32.5 million as of January 31, 2025. Valuation allowances are based on evidence of our ability to generate sufficient taxable income in certain foreign and state jurisdictions. In the future, if enough evidence of our ability to generate sufficient future taxable income in these jurisdictions becomes apparent, we would be required to reduce our valuation allowances, resulting in a reduction in “Income tax expense” in the Consolidated Statements of Income. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate.

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

(amounts in millions)

	Fiscal Year Ended January 31,
	2026	2025	2024
Net sales	$6,165.4	$5,550.7	$5,153.2
Cost of sales (excluding store impairment and lease abandonment charges)	3,945.6	3,619.4	3,425.9
Store impairment and lease abandonment charges (1)	2.0	4.6	11.9
Gross profit	2,217.8	1,926.7	1,715.4
Selling, general and administrative expenses	1,612.2	1,452.9	1,339.2
Asset impairment (2)	—	—	6.4
Income from operations	605.6	473.8	369.8
Interest income	41.7	37.1	23.6
Interest expense	(4.9)	(6.1)	(7.7)
Other expense (3)	(45.5)	(4.6)	(4.1)
Income before income taxes	596.9	500.2	381.6
Income tax expense	132.0	97.7	93.9
Net income	$464.9	$402.5	$287.7

AS A PERCENTAGE OF NET SALES
Net sales	100.0%	100.0%	100.0%
Cost of sales (excluding store impairment and lease abandonment charges)	64.0	65.2	66.5
Store impairment and lease abandonment charges (1)	0.0	0.1	0.2
Gross profit	36.0	34.7	33.3
Selling, general and administrative expenses	26.2	26.2	26.0
Asset impairment (2)	—	—	0.1
Income from operations	9.8	8.5	7.2
Interest income	0.7	0.7	0.5
Interest expense	(0.1)	(0.1)	(0.2)
Other expense (3)	(0.7)	(0.1)	(0.1)
Income before income taxes	9.7	9.0	7.4
Income tax expense	2.2	1.7	1.8
Net income	7.5%	7.3%	5.6%
Period over Period Change:
Net sales	11.1%	7.7%	7.5%
Gross profit	15.1%	12.3%	20.2%
Income from operations	27.8%	28.1%	63.2%
Net income	15.5%	39.9%	80.1%

(1)
During fiscal 2026, we recorded store impairment charges for four retail locations, totaling $2.0 million. During fiscal 2025, we recorded store impairment charges for one retail location and lease abandonment charges for one retail location, totaling $4.6 million. During fiscal 2024, we recorded store impairment charges for 15 retail locations and lease abandonment charges for two retail locations, totaling $11.9 million.
(2)
During fiscal 2024, we recorded a charge of $6.4 million related to the write-off of "Property and equipment, net" of the Nuuly Thrift marketplace which the Company wound down in fiscal 2025.
(3)
During fiscal 2026, we made a $46.0 million charitable contribution to a donor-advised fund.

Fiscal 2026 Compared to Fiscal 2025

Net sales in fiscal 2026 increased by 11.1% to $6.17 billion, from $5.55 billion in fiscal 2025. The $614.7 million increase was attributable to a $386.0 million, or 7.9%, increase in Retail segment net sales, a $190.0 million, or 50.2%, increase in Subscription segment net sales and a $38.7 million, or 14.0%, increase in Wholesale segment net sales.

The increase in our Retail segment net sales during fiscal 2026 was due to an increase of $278.8 million, or 6.0%, in Retail segment comparable net sales and an increase of $107.2 million in non-comparable net sales. Retail segment comparable net sales increased 7.3% at Urban Outfitters, 5.9% at Anthropologie and 4.8% at Free People. Retail segment comparable net sales increased in both Europe and North America. The overall increase in Retail segment comparable net sales was driven by mid single-digit positive growth in both digital channel sales and retail store sales. The digital channel net sales increase was driven by increases in sessions and units per transaction, while average order value and conversion rate decreased. Comparable retail store net sales increased as a result of higher store traffic, transactions, conversion rate and average unit retail, which were partially offset by a decrease in units per transaction. The increase in non-comparable net sales during fiscal 2026 was due to the impact of the 78 net new Company-owned stores and restaurants opened since the prior comparable period and the positive impact of foreign currency translation.

The increase in Subscription segment net sales during fiscal 2026 was primarily driven by a 45.3% increase in average active subscribers in the current year versus the prior year period. The increase in Wholesale segment net sales in fiscal 2026 was driven by a $39.1 million, or 15.2%, increase in Free People wholesale sales primarily due to increases in sales to specialty customers, partially offset by a decrease of less than $1.0 million in Urban Outfitters wholesale sales.

Gross profit percentage for fiscal 2026 increased to 36.0% of net sales, from 34.7% of net sales in fiscal 2025. Gross profit increased to $2.22 billion for fiscal 2026 from $1.93 billion in fiscal 2025. The increase in gross profit rate was primarily due to improved Retail segment markdowns driven by lower markdowns at Urban Outfitters and Free People, leverage in store occupancy costs due to the increase in comparable Retail segment net sales and leverage in delivery expense due to a reduction in packages per order, partially offset by deleverage in initial merchandise costs. The increase in gross profit dollars was due to higher net sales and the improved gross profit rate. Additionally, the Company recorded $2.0 million of store impairment charges during fiscal 2026, and $4.6 million of store impairment and lease abandonment charges during fiscal 2025.

Total inventory at January 31, 2026 increased by $79.8 million, or 12.8%, to $700.9 million from $621.1 million at January 31, 2025. Total Retail segment inventory increased 13.4% and Retail segment comparable inventory increased 5.3%. Wholesale segment inventory increased 8.5%. The increase in inventory for both segments was due to the increase in sales and timing of inventory receipts.

Selling, general and administrative expenses increased by $159.2 million, or 11.0%, compared to the prior year, and expressed as a percentage of net sales, leveraged 2 basis points. The leverage in selling, general and administrative expenses as a percentage of net sales was primarily related to leverage in store payroll expenses due to the Retail segment stores net sales growth. The dollar growth in selling, general and administrative expenses was primarily related to increased marketing expenses to support customer growth and increased sales in the Retail and Subscription segments, as well as increased store payroll expenses to support the growth in Retail segment store net sales.

Income from operations for fiscal 2026 was 9.8% of net sales, or $605.6 million, compared to 8.5% of net sales, or $473.8 million, for fiscal 2025. The increase in operating income dollars was primarily driven by the increase in gross profit dollars. The increase in operating income rate was primarily due to the higher gross profit rate.

During fiscal 2026, the Company made a $46.0 million charitable contribution to a donor-advised fund, which is included in "Other expense" in our Consolidated Statements of Income.

Our effective tax rate for fiscal 2026 was 22.1% compared to 19.5% in fiscal 2025. The increase in the effective tax rate was primarily due to the non-recurrence of a significant tax reserve release recorded in the prior year. See Note 10, “Income Taxes,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K, for a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate.

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

Liquidity and Capital Resources

The following tables set forth certain balance sheet and cash flow data for the periods indicated. These tables should be read in conjunction with the discussion that follows:

(amounts in millions)
	January 31,
	2026	2025	2024
Cash, cash equivalents and marketable securities	$1,157.8	$1,020.6	$779.2
Working capital	568.0	417.1	288.3

	Fiscal Year Ended
	January 31,
	2026	2025	2024
Net cash provided by operating activities	$575.2	$502.8	$509.4
Net cash used in investing activities	(311.7)	(308.8)	(521.6)
Net cash used in financing activities	(191.4)	(77.1)	(12.1)

The increase in working capital at January 31, 2026, as compared to January 31, 2025, and January 31, 2024, was primarily due to the increases in cash, cash equivalents and current marketable securities and inventory, partially offset by the timing of disbursements.

During the last three years, we have satisfied our cash requirements primarily through our cash flow from operating activities, and through the sales and maturities of marketable securities. Our primary uses of cash have been to fund business operations, purchase inventory and rental product, repurchase our common shares, open new stores and expand and improve our distribution network.

Cash Flows from Operating Activities

For all periods, our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. The increase in cash flows from operations for fiscal 2026 compared to fiscal 2025 was primarily due to higher net income in fiscal 2026. The decrease in cash flows from operations for fiscal 2025 compared to fiscal 2024 was primarily due to higher inventory purchases in fiscal 2025 and the timing of disbursements, partially offset by higher net income in fiscal 2025.

Cash Flows from Investing Activities

For all periods, cash used in investing activities was primarily related to the purchases of marketable securities and property and equipment, partially offset by the sales and maturities of marketable securities. Cash paid for property and equipment for fiscal 2026, 2025 and 2024 was $260.2 million, $182.6 million and $199.6 million, respectively, which was primarily used to expand our store base and fulfillment center network in all fiscal years, as well as expand our home office in fiscal 2026 to support our growing business.

Cash Flows from Financing Activities

Cash used in financing activities in fiscal 2026 was primarily related to $153.9 million of repurchases of our common shares under our share repurchase program. Cash used in financing activities in fiscal 2025 was primarily related to $52.3 million of repurchases of our common shares under our share repurchase program. Cash used in financing activities in fiscal 2024 was primarily related to repurchases of our common shares from employees to meet payroll tax withholding requirements on vested share-based awards.

Credit Facilities

See Note 8, "Debt," in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for certain financial information regarding the Company's debt.

Capital and Operating Expenditures

During fiscal 2027, we plan to open approximately 57 new Company-owned retail locations, expand or relocate certain existing retail locations, expand our fulfillment center network, invest in logistics capabilities, expand our home office to support our growing business, invest in new products, markets and brands, purchase inventory and rental product for our operating segments at levels appropriate to maintain our planned sales volumes, upgrade our systems, improve and expand our digital capabilities and invest in omni-channel marketing at appropriate levels. We may also repurchase our common shares. We believe that our new brand initiatives, new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our sales growth and plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2027 to be approximately $475 million which has increased from prior estimates primarily due to the purchase of our Nuuly fulfillment center in Raymore, Missouri in March 2026 that we previously leased. All fiscal 2027 capital expenditures are expected to be financed by cash flow from operating activities and existing cash, cash equivalents and marketable securities. We believe that our new store investments generally have the potential to generate positive cash flow within a year. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise agreements. We believe that our existing cash, cash equivalents and marketable securities, availability under our current credit facility and future cash flows provided by operations will be sufficient to fund these initiatives.

Share Repurchases

See Note 12, “Shareholders’ Equity,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for certain financial information regarding the Company’s share repurchases.

Contractual Obligations

The following table summarizes our contractual obligations as of January 31, 2026:

		Payments Due by Period (in thousands)
Description	Total Obligations	Less Than One Year	More Than One Year
Operating leases (1)	$1,440,711	$293,124	$1,147,587
Purchase commitments (2)	1,091,191	1,029,543	61,648
Tax credit investment (3)	33,857	17,375	16,482
Construction contracts (4)	3,364	3,364	—
Tax contingencies (5)	—	—	—
Total contractual obligations	$2,569,123	$1,343,406	$1,225,717

(1)
Excluded from the amounts above are $92,989 of operating lease payments related to the Nuuly fulfillment center in Raymore, Missouri, which we purchased in March 2026. Refer to Note 9, “Leases,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
(3)
Refer to Note 10, "Income Taxes," in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
(4)
Refer to Note 15, “Commitments and Contingencies,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
(5)
Excluded from the table above are tax contingencies of $2,028 because we cannot reasonably estimate in which future periods these amounts will ultimately be settled. As a result, the $2,028 liability was classified as a non-current liability in the Company's Consolidated Balance Sheets as of January 31, 2026.

Commercial Commitments

The following table summarizes our commercial commitments as of January 31, 2026:

		Amount of Commitment Per Period (in thousands)
Description	Total Amounts Committed	Less Than One Year	More Than One Year
Trade letters of credit (1)	$50,536	$50,536	$—
Stand-by letters of credit (2)	8,997	8,997	—
Total commercial commitments	$59,533	$59,533	$—

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

Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents and marketable securities and the Credit Facility. As of January 31, 2026, and 2025, our cash, cash equivalents and marketable securities consisted primarily of cash on hand and in banks, money market accounts, corporate, municipal and pre-refunded municipal bonds rated "BBB" or better, commercial paper and federally insured or guaranteed investment vehicles such as certificates of deposit, United States treasury securities and federal government agencies and mutual funds. Due to the short average maturity and conservative nature of our investment portfolio, we believe a 100 basis point change in interest rates would not have a material effect on the Consolidated Financial Statements. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on the cash, cash equivalents and marketable securities would impact interest income along with cash flows, but would not impact the fair market value of the related underlying instruments.

We are exposed to market risks relating to changes in interest rates on outstanding borrowings under our Credit Facility because these borrowings bear interest at variable rates. A 100 basis point change in our applicable interest rate would not have a material impact to interest expense for the year ended January 31, 2026.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2026.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2026.

The effectiveness of internal control over financial reporting as of January 31, 2026, was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included within this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended January 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended January 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

On March 2, 2026, Richard A. Hayne, Chief Executive Officer and Chairman of the Board of Directors, terminated a Rule 10b5-1 trading arrangement that was previously adopted on July 10, 2025. The trading arrangement was for the sale of up to 800,000 common shares of the Company commencing October 10, 2025 and continuing through October 9, 2026 that was intended to satisfy the affirmative defense of Rule 10b5-1(c).

On March 2, 2026, a trust of which Margaret A. Hayne, Co-President and Chief Creative Officer, and a director of the Company, is one of three trustees, terminated a Rule 10b5-1 trading arrangement that was previously adopted on July 10, 2025. The trading arrangement was for the sale of up to 700,000 common shares of the Company commencing October 10, 2025 and continuing through October 9, 2026 that was intended to satisfy the affirmative defense of Rule 10b5-1(c).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Urban Outfitters, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Urban Outfitters, Inc. and subsidiaries (the “Company”) as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 31, 2026, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year ended January 31, 2026, and our report dated April 1, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

April 1, 2026

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers and directors:

Name	Age	Position
Richard A. Hayne	78	Chairman of the Board and Chief Executive Officer
Melanie Marein-Efron	56	Chief Financial Officer
Francis J. Conforti	50	Co-President and Chief Operating Officer, URBN
Sheila B. Harrington	53	Global Chief Executive Officer, Urban Outfitters and Free People Group
Azeez Hayne	49	Chief Administrative Officer, URBN
Margaret A. Hayne Tricia D. Smith	67 54	Co-President and Chief Creative Officer, URBN; Director Global Chief Executive Officer, Anthropologie Group
Edward N. Antoian (1)	70	Director
Kelly Campbell (2)	48	Director
Harry S. Cherken, Jr.	76	Director
Mary C. Egan (3)	58	Director
Amin N. Maredia (2)(3)	53	Director
Wesley McDonald (1)(2)	63	Director
Todd R. Morgenfeld (1)(2)	54	Director
John C. Mulliken (3)	53	Director

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

Mr. Antoian has been a Principal and Senior Strategic Advisor with Sequoia Financial Group since March 2023. From January 2008 until February 2023, Mr. Antoian was a partner at Zeke Capital Advisors, a financial advisory firm of which he is a founder. From 1997 until March 2019, Mr. Antoian was a partner and Senior Portfolio Manager at Chartwell Investment Partners. Prior to that, Mr. Antoian worked at Delaware Management Co. as a Senior Portfolio Manager and at E.F. Hutton in Institutional Sales and as a certified public accountant for Price Waterhouse. Mr. Antoian holds an MBA in Finance and has financial and investment experience as a result of his experience as a CFA, CPA, financial advisor and portfolio manager. In addition to URBN, Mr. Antoian serves on the board of directors for Swarmer Inc. (NASDAQ: SWMR). Mr. Antoian also serves as a director of a not-for-profit entity and three private companies. As an independent director, Mr. Antoian brings his in-depth understanding of, and expertise in, finance and accounting to the Board of Directors.

Ms. Campbell was most recently the President of Peacock, NBCUniversal’s streaming service, a position she held from November 1, 2021 until March 15, 2025. Prior to joining Peacock, Ms. Campbell served as President of Hulu from February 2020 to October 2021 and as Chief Marketing Officer of Hulu from August 2017 to February 2020. From 2005 to 2017, Ms. Campbell held a variety of roles at Google across the Google Ads and Google Cloud businesses. Ms. Campbell brings extensive experience in Marketing and subscription businesses to the Company's Board of Directors. In addition to URBN, Ms. Campbell serves on the board of directors for the Match Group (NASDAQ: MTCH), where she serves as a member of the Nominating & Corporate Governance Committee and National CineMedia (NASDAQ: NMCI), where she serves as the chair of the Compensation & Leadership Development Committee and a member of the Audit Committee.

Mr. Cherken retired from the law firm of Faegre Drinker Biddle & Reath LLP in Philadelphia, Pennsylvania on December 31, 2022. Mr. Cherken was a partner of that firm from November 1984 to January 2020 and Senior Counsel from January 2020 to December 2022. Mr. Cherken also formerly served as managing partner of the firm and as either Chair or Co-Chair of its Real Estate Group for 18 years. As a real estate lawyer for over 45 years representing public and private companies in the acquisition, construction, development, financing, leasing, management, consolidation and disposition of commercial real estate, he has extensive experience with various types of real estate transactions and retail leases, including negotiating real estate transactions and leases on behalf of the Company nearly from its inception. He also holds a master's in liberal arts degree and has served and continues to serve as a trustee of various not-for-profit entities and academic institutions. In 2021, Mr. Cherken was appointed Honorary Consul for Philadelphia of the Republic of Armenia.

Ms. Egan has been advising consumer brands for three decades. Since 2018, she has focused primarily on high growth private equity and venture-capital backed as Principal of Egan Advisory Group. In 2013, Ms. Egan founded Gatheredtable, a consumer software as a service company offering customized meal planning and served as its Chief Executive Officer until Gatheredtable was sold to a strategic buyer in 2018. From 2010 to 2012, Ms. Egan served as head of global strategy and corporate development for Starbucks Corporation and in 2012 led Starbucks’ food category in the Americas. From 1996 to 2010, Ms. Egan was a management consultant , Partner and Managing Director at The Boston Consulting Group, where she partnered with several leading consumer and retail brands to develop and successfully implement aggressive growth strategies. Ms. Egan previously served as a director of American Campus Communities from 2018 until the company was purchased by Blackstone in 2022; she presently serves as a director of Noodles & Company (NASDAQ: NDLS), where she serves as a member of the Nominating & Corporate Governance Committee and a member of the Audit Committee. Ms. Egan also serves as a director of the Space Needle Company (featuring Seattle's iconic landmark) as well as the non-profit Kripalu Center for Yoga and Health. Ms. Egan’s decades of experience partnering with management teams to develop and implement consumer-centric strategies for high growth omni-channel consumer brands, as well as working extensively with founders and entrepreneurs, gives her a unique set of skills to contribute to the Board of Directors.

Mr. Maredia is a Co-founder of, and Managing Partner since 2018, at Meaningful Partners, a consumer-focused fund that invests across the consumer value chain. Previously, Mr. Maredia served as the Chief Executive Officer of Sprouts Farmers Market, Inc.

(NASDAQ: SFM) (“Sprouts”), the second largest healthy grocer in the United States, beginning in 2015. He also served on the board of directors of Sprouts. Mr. Maredia served as Chief Financial Officer of Sprouts from 2011 to 2015. Before Sprouts, Mr. Maredia served in key global strategic roles at Burger King Corporation, including leading strategy, global business development and finance. Mr. Maredia has also been deeply involved in local and global community work for over two decades around health, education and economic development with various domestic and global organizations. Mr. Maredia attended the Harvard Business School management program and has an undergraduate degree in Accounting from the University of Houston. Mr. Maredia’s in-depth experience in the consumer sector, including multi-unit, digital ecommerce and high growth omni-channel businesses, as well as his public company experience as Chief Executive Officer, Chief Financial Officer and board member provides him valuable expertise to serve as a director.

Mr. McDonald has been retired since 2017. Previously, he served as Chief Financial Officer of Kohl’s Corporation (KSS) from 2003 to 2017. Before joining Kohl’s, Mr. McDonald served as Chief Financial Officer and Vice President of Abercrombie & Fitch Co. (ANF). Earlier in his career, he held several positions of increasing responsibility at Target Corporation (TGT). Mr. McDonald currently serves on the Board of Directors of Wingstop Inc., which operates and franchises over 3,000 stores worldwide. Mr. McDonald’s experience as a chief financial officer and in other senior executive leadership roles working with publicly traded consumer products companies provides him with a distinctive set of qualifications and skills to serve as a director.

Mr. Morgenfeld was most recently the Chief Financial Officer and Head of Business Operations of Pinterest, Inc. (NYSE: PINS), a position he held from 2020 to 2023. From 2016 to 2020, he served as the Chief Financial Officer of Pinterest, Inc. Before joining Pinterest, Mr. Morgenfeld served as Vice President of Finance at Twitter from 2015 to 2016 and Treasurer and Senior Vice President of Corporate Development and Corporate Financial Analytics for Hewlett- Packard Company from 2013 to 2015. Prior to his role at Hewlett-Packard, Mr. Morgenfeld was an investment partner at Silver Lake from 2004 to 2013. Mr. Morgenfeld graduated first in his class from the United States Military Academy and also holds an MBA degree from Stanford University. Mr. Morgenfeld also serves on the board of directors of AppLovin Corporation (NASDAQ: APP), which delivers a software platform for mobile application developers to improve the marketing and monetization of their products, and Axon Enterprise, Inc. (NASDAQ: AXON), a technology leader in global public safety. His significant finance and consumer internet experience provides valuable expertise to the Board of Directors.

Mr. Mulliken is currently a Senior Lecturer at Harvard Business School where he has taught in the Strategy Unit since September 2024. Until 2025, he served as a Senior Advisor with The Boston Consulting Group (“BCG”), a global management consulting firm where Mr. Mulliken served as a management consultant on topics of retail, consumer goods and technology, and a frequent advisor to high growth technology companies. Prior to rejoining BCG in 2020, Mr. Mulliken served on the executive team at Wayfair Inc. (NYSE: W) for a decade, as Chief Technology Officer and Senior Vice President of Strategic Initiatives. Mr. Mulliken founded and led several lifestyle brands including Joss & Main and Birch Lane. He also led the acquisition and integration of DwellStudio as well as the ground-up creation of a proprietary ad tech business and tech stack. Mr. Mulliken previously served as the Chief Integrated Product Officer at IndigoAg, an agricultural technology company. Mr. Mulliken also serves on the board at Bombas, a direct-to consumer apparel company. Mr. Mulliken has a 25-year track record of leading innovation and growth as an investor, technology executive and management consultant. Mr. Mulliken earned his undergraduate degree in Mathematics from Reed College and his MBA in Corporate Finance from London Business School. Mr. Mulliken’s decades of experience in ecommerce and multichannel retail as Chief Technology Officer and member of the executive team of a publicly traded company, as well as a strategy consultant and independent director, provides him valuable perspective as a director.

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

Other Information

Other information required by Item 10 relating to the Company’s directors is incorporated herein by reference from the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders under the headings: "Audit Committee," "Delinquent Section 16(a) Reports," "Governance Summary & Highlights," and "Insider Trading Policy."

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders under the heading: "Compensation of Executive Officers."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders under the heading: "Principal Shareholders and Management Ownership."

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders under the headings: "Board of Directors," and "Certain Business Relationships."

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is Deloitte & Touche LLP (PCAOB ID No. 34). Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders under the headings: "Relationship with Auditors," "Audit Committee Report," and "Audit and Other Fees."

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

10.8+	Urban Outfitters 2008 Stock Incentive Plan is incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A (file no. 000-22754) filed on April 2, 2013.

10.9+

Urban Outfitters Executive Incentive Plan, as amended and restated effective February 1, 2010, is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 1, 2015.

10.10+	Urban Outfitters Amended 2017 Stock Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (file no. 000-22754) filed on April 1, 2022.

10.11+	Form of 2008 Plan—Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on June 18, 2009.

10.12+

Form of 2008 Plan—Non-Qualified Stock Option Agreement for Non-Employee Directors is incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on June 18, 2009.

10.13+	Form of 2008 Plan—Incentive Stock Option Agreement is incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on June 18, 2009.

10.14+	Form of 2008 Plan—Performance Stock Unit Agreement is incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on September 7, 2010.

10.15+	Form of 2008 Plan—Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on December 10, 2010.

10.16+

Form of 2008 Plan—Performance/Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on December 12, 2011.

10.17+	Form of 2008 Plan—Stock Appreciation Right Agreement is incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (file no. 000-22754) filed on December 12, 2011.

10.18+	Form of 2017 Plan—Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on January 11, 2022.

10.19+

Form of 2017 Plan—Non-Qualified Stock Option Agreement for Non-Employee Directors is incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on May 30, 2017.

10.20+	Form of 2017 Plan—Incentive Stock Option Agreement is incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on January 11, 2022.

10.21+	Form of 2017 Plan—Performance/Restricted Stock Unit Agreement is incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on January 11, 2022.

10.22+	Form of 2017 Plan—Stock Appreciation Right Agreement is incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on January 11, 2022.

19.1	Urban Outfitters, Inc. Insider Trading Policy is incorporated by reference to Exhibit 19.1 of the Company's Annual Report on Form 10-K (file no. 000-22754) filed on April 1, 2024.

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1**	Section 1350 Certification of the Company’s Principal Executive Officer.

Exhibit Number	Description
32.2**	Section 1350 Certification of the Company’s Principal Financial Officer.

97.1	Urban Outfitters, Inc. Compensation Recovery Policy is incorporated by reference to Exhibit 97.1 of the Company's Annual Report on Form 10-K (file no. 000-22754) filed on April 1, 2024.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

+ Compensatory plan

P Paper filing

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

April 1, 2026	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / RICHARD A. HAYNE Richard A. Hayne (Principal Executive Officer)	Chairman of the Board and Chief Executive Officer	April 1, 2026

/ S / MELANIE MAREIN-EFRON Melanie Marein-Efron (Principal Financial and Accounting Officer)	Chief Financial Officer	April 1, 2026

/ S / EDWARD N. ANTOIAN Edward N. Antoian	Director	April 1, 2026
/ S / KELLY CAMPBELL Kelly Campbell / S / HARRY S. CHERKEN, JR. Harry S. Cherken Jr.	Director	April 1, 2026
	Director	April 1, 2026

/ S / MARY C. EGAN Mary C. Egan	Director	April 1, 2026

/ S / MARGARET A. HAYNE Margaret A. Hayne	Director	April 1, 2026

/ S / AMIN N. MAREDIA Amin N. Maredia	Director	April 1, 2026

/ S / WESLEY MCDONALD Wesley McDonald	Director	April 1, 2026

/ S / TODD R. MORGENFELD Todd R. Morgenfeld	Director	April 1, 2026

/ S / JOHN C. MULLIKEN John C. Mulliken	Director	April 1, 2026

URBAN OUTFITTERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Urban Outfitters, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Urban Outfitters, Inc. and subsidiaries (the "Company") as of January 31, 2026 and 2025, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in lnternal Control - lntegrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Retail Location Asset Impairment — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company evaluates retail location assets for impairment when events or changes in circumstances exist that may indicate that the carrying amounts of retail location assets may not be recoverable. Events that result in an impairment review include plans to close a retail location, a significant decrease in the operating results of the retail location or significant adverse changes in the business climate. When such events or changes in circumstances occur, the Company evaluates its retail location assets for impairment by comparing the undiscounted future cash flows expected to be generated by the location to the location assets’ carrying amount. If the carrying amount of the location assets exceed the estimated undiscounted future cash flows, an analysis is performed to estimate the fair value of the assets. An impairment charge is recorded if the fair value of the retail location assets is less than the carrying amount. Retail location asset impairment charges of $1.989 million are included in the Company's Store Impairment and Lease Abandonment Charges for the fiscal year ended January 31, 2026.

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

April 1, 2026

We have served as the Company's auditor since 2005.

URBAN OUTFITTERS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$369,206	$290,481
Marketable securities	326,724	319,949
Accounts receivable, net of allowance for doubtful accounts of $1,209 and $1,384, respectively	95,668	74,014
Inventory	700,945	621,146
Prepaid expenses and other current assets	193,561	187,206
Total current assets	1,686,104	1,492,796
Property and equipment, net	1,466,236	1,331,077
Operating lease right-of-use assets	1,051,109	942,666
Marketable securities	461,858	410,208
Other assets	342,306	342,733
Total Assets	$5,007,613	$4,519,480
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$327,903	$295,767
Current portion of operating lease liabilities	225,478	227,149
Accrued compensation and benefits	163,309	139,272
Accrued expenses and other current liabilities	401,404	413,491
Total current liabilities	1,118,094	1,075,679
Non-current portion of operating lease liabilities	1,000,088	871,209
Other non-current liabilities	74,144	101,088
Total Liabilities	2,192,326	2,047,976
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 89,698,222 and 92,281,748 shares issued and outstanding, respectively	9	9
Additional paid-in-capital	19,912	15,067
Retained earnings	2,817,448	2,503,068
Accumulated other comprehensive loss	(22,082)	(46,640)
Total Shareholders’ Equity	2,815,287	2,471,504
Total Liabilities and Shareholders’ Equity	$5,007,613	$4,519,480

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Income

(in thousands, except share and per share data)

	Fiscal Year Ended January 31,
	2026	2025	2024
Net sales	$6,165,376	$5,550,666	$5,153,237
Cost of sales (excluding store impairment and lease abandonment charges)	3,945,634	3,619,395	3,425,958
Store impairment and lease abandonment charges	1,989	4,601	11,875
Gross profit	2,217,753	1,926,670	1,715,404
Selling, general and administrative expenses	1,612,119	1,452,906	1,339,205
Asset impairment	—	—	6,404
Income from operations	605,634	473,764	369,795
Interest income	41,710	37,064	23,631
Interest expense	(4,916)	(6,069)	(7,662)
Other expense	(45,531)	(4,587)	(4,157)
Income before income taxes	596,897	500,172	381,607
Income tax expense	131,978	97,710	93,933
Net income	$464,919	$402,462	$287,674
Net income per common share:
Basic	$5.15	$4.34	$3.10
Diluted	$5.06	$4.26	$3.05
Weighted-average common shares outstanding:
Basic	90,191,801	92,684,127	92,697,751
Diluted	91,808,357	94,448,046	94,327,785

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Year Ended January 31,
	2026	2025	2024
Net income	$464,919	$402,462	$287,674
Other comprehensive income (loss):
Foreign currency translation	23,223	(8,098)	4,448
Change in unrealized gains on marketable securities, net of tax	1,335	605	5,040
Total other comprehensive income (loss)	24,558	(7,493)	9,488
Comprehensive income	$489,477	$394,969	$297,162

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Par Value
Balances as of January 31, 2023	92,180,709	$9	$15,248	$1,826,061	$(48,635)	$1,792,683
Comprehensive income	—	—	—	287,674	9,488	297,162
Share-based compensation	—	—	30,508	—	—	30,508
Share-based awards	916,950	—	594	—	—	594
Share repurchases	(310,137)	—	(8,407)	—	—	(8,407)
Balances as of January 31, 2024	92,787,522	9	37,943	2,113,735	(39,147)	2,112,540
Comprehensive income	—	—	—	402,462	(7,493)	394,969
Share-based compensation	—	—	31,039	—	—	31,039
Share-based awards	1,060,362	—	851	—	—	851
Share repurchases, inclusive of excise tax	(1,566,136)	—	(54,766)	(13,129)	—	(67,895)
Balances as of January 31, 2025	92,281,748	9	15,067	2,503,068	(46,640)	2,471,504
Comprehensive income	—	—	—	464,919	24,558	489,477
Share-based compensation	—	—	30,408	—	—	30,408
Share-based awards	1,127,946	—	928	—	—	928
Share repurchases, inclusive of excise tax	(3,711,472)	—	(26,491)	(150,539)	—	(177,030)
Balances as of January 31, 2026	89,698,222	9	19,912	2,817,448	(22,082)	2,815,287

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2026	2025	2024
Cash flows from operating activities:
Net income	$464,919	$402,462	$287,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,529	115,425	102,487
Non-cash lease expense	216,348	214,605	202,265
Provision (benefit) for deferred income taxes	12,896	(2,966)	24,711
Share-based compensation expense	30,408	31,039	30,508
Amortization of tax credit investment	17,029	17,224	15,906
Store impairment and lease abandonment charges	1,989	4,601	11,875
Asset impairment	—	—	6,404
Loss on disposition of property and equipment, net	555	1,641	309
Changes in assets and liabilities:
Receivables	(19,506)	(7,319)	3,708
Inventory	(72,755)	(72,945)	38,785
Prepaid expenses and other assets	(2,667)	(17,471)	(53,532)
Payables, accrued expenses and other liabilities	42,999	59,690	74,185
Operating lease liabilities	(245,554)	(243,152)	(235,874)
Net cash provided by operating activities	575,190	502,834	509,411
Cash flows from investing activities:
Cash paid for property and equipment	(260,168)	(182,581)	(199,625)
Cash paid for marketable securities	(565,365)	(542,944)	(649,389)
Sales and maturities of marketable securities	513,881	416,756	347,366
Initial cash payment for tax credit investment	—	—	(20,000)
Net cash used in investing activities	(311,652)	(308,769)	(521,648)
Cash flows from financing activities:
Proceeds from the exercise of share-based awards	928	851	594
Share repurchases related to share repurchase program	(153,946)	(52,262)	—
Share repurchases related to taxes for share-based awards	(21,954)	(15,402)	(8,407)
Tax credit investment liability payments	(16,397)	(10,301)	(4,319)
Net cash used in financing activities	(191,369)	(77,114)	(12,132)
Effect of exchange rate changes on cash and cash equivalents	6,556	(4,791)	1,430
Increase (decrease) in cash and cash equivalents	78,725	112,160	(22,939)
Cash and cash equivalents at beginning of period	290,481	178,321	201,260
Cash and cash equivalents at end of period	$369,206	$290,481	$178,321
Supplemental cash flow information:
Non-cash investing activities—Accrued capital expenditures	$14,102	$18,755	$27,559
Non-cash investing activities—Accrued tax credit investment installments	$—	$—	$62,120

The accompanying notes are an integral part of these consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Nature of Business

Urban Outfitters, Inc. (the “Company” or “Urban Outfitters”), which was founded in 1970, was incorporated in the Commonwealth of Pennsylvania in 1976. The principal business activities of the Company are the operation of retail, subscription and wholesale businesses selling and renting to customers through various channels including retail locations, websites and mobile applications. As of January 31, 2026 and 2025, the Company operated 784 and 733 stores, respectively. Stores located in North America totaled 675 as of January 31, 2026 and 637 as of January 31, 2025. Operations in Europe included 109 stores as of January 31, 2026 and 96 stores as of January 31, 2025. The Company's Subscription segment consists of the Nuuly brand, which is primarily a monthly women's apparel subscription rental service. The Company’s Wholesale segment sells and distributes apparel to department and specialty stores worldwide, third-party digital businesses and to the Company’s Retail segment.

Macroeconomic Environment and Other Recent Developments

On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act were not authorized by the statute. The ruling did not establish a refund process, and uncertainty remains regarding how and when any amounts may be recovered pending further guidance. The Company is evaluating the ruling and potential actions available to the Company. Because the process, timing and amount of any recovery are uncertain, the Company is unable to estimate the financial effects, if any, at this time.

2. Summary of Significant Accounting Policies

Fiscal Year-End

The Company operates on a fiscal year ending January 31 of each year. All references to fiscal years of the Company refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal 2026 ended on January 31, 2026.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and short-term highly liquid investments with maturities of less than three months at the time of purchase. These short-term highly liquid investments are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. As of January 31, 2026 and 2025, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

Marketable Securities

All of the Company’s marketable securities as of January 31, 2026 and January 31, 2025 are classified as available-for-sale and are carried at fair value. Interest on these securities, as well as the amortization of discounts and premiums, is included in “Interest income” in the Consolidated Statements of Income. The Company records unrealized gains and losses on these securities (other than mutual funds held in the rabbi trust for the Urban Outfitters, Inc. Non-qualified Deferred Compensation Plan (See Note 4, “Marketable Securities”)) as a component of “Other comprehensive income (loss)” in the Consolidated Statements of Comprehensive Income and in “Accumulated other comprehensive loss” within “Shareholders’ equity” in the Consolidated Balance Sheets until realized, except when the Company determines there is a credit loss. Credit losses are considered to be realized losses. Mutual funds held in the rabbi trust have been accounted for under the fair value option, which results in all unrealized gains and losses being recorded in “Interest income” in the Consolidated Statements of Income. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current assets have maturity dates of less than or equal to one

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

year from the balance sheet date. Securities classified as non-current assets have maturity dates greater than one year from the balance sheet date.

Accounts Receivable

Accounts receivable primarily consists of amounts due from the Company’s wholesale customers as well as credit card receivables outstanding with third-party credit card vendors. The activity of the allowance for doubtful accounts for the years ended January 31, 2026, 2025 and 2024 was as follows:

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended January 31, 2026	$1,384	4,776	(4,951)	$1,209
Year ended January 31, 2025	$1,465	3,415	(3,496)	$1,384
Year ended January 31, 2024	$1,496	3,913	(3,944)	$1,465

Inventory

Inventory, which consists primarily of general consumer merchandise held for sale, is valued at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method and includes the cost of merchandise and import-related costs, including freight, import duties and taxes and agent commissions. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or net realizable value. Factors the Company considers in its review, such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts and class or type of inventory, are analyzed to determine estimated net realizable value. Criteria that the Company considers in its review of aging trends include average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the prior 12 months and the value and nature of merchandise currently held in inventory and priced below original cost. A provision is recorded to reduce the cost of inventory to its estimated net realizable value, if appropriate. The majority of inventory at January 31, 2026 and 2025 consisted of finished goods. Raw materials and work-in-process were not material to the overall inventory value.

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

Rental Product

The cost of subscription rental product is amortized to cost of sales over the subscription period based on the cost of each unit rented, which is estimated based on the number of times the unit is expected to be rented and the cost of the rental product. Lost, damaged and retired rental product is also charged to cost of sales. Purchases of rental product were $232,411, $175,697, and $150,668 for fiscal 2026, 2025 and 2024, respectively.

Impairment of Long-lived Assets

The Company reviews the carrying values of its definite-lived, long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events that result in an impairment review include plans to close a retail location, distribution or fulfillment center, a significant decrease in the operating results of a long-lived asset or significant adverse changes in the business climate. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. Newly opened retail locations may take time to generate positive operating and cash flow results. Factors such as store type (e.g., mall versus free-standing), location (e.g., urban area versus college campus or suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a retail location to achieve positive financial results. When events indicate that an asset may be impaired and the estimated undiscounted cash flows (based on forecasts of sales and gross profit) are less than the carrying amount of the asset, the impaired asset is adjusted to its estimated fair value and an impairment loss is recorded. The estimated fair value of the asset or asset group is based on future cash flows of the asset or asset group. For lease right-of-use assets, the Company determines the estimated fair value of the assets by comparing the discounted contractual rent payments to estimated market rent using an acceptable

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

valuation methodology. During fiscal 2026, the Company recorded impairment charges for four retail locations, totaling $1,989, with a carrying value after impairment of $9,880 related to the right-of-use assets. During fiscal 2025, the Company recorded impairment charges for one retail location, totaling $815, with a carrying value after impairment of $1,500 related to the right-of-use assets. During fiscal 2024, the Company recorded impairment charges for 15 locations, totaling $3,644, with a carrying value after impairment of $41,046 related to the right-of-use assets. Additionally, during fiscal 2024 the Company recorded an asset impairment charge of $6,404 related to the write-off of "Property and Equipment, net" of the Nuuly Thrift marketplace which the Company wound down in fiscal 2025.

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

Revenue Recognition

Merchandise: Merchandise is sold through retail stores and the digital sales channel, as well as to wholesale customers, franchise partners and subscription customers. Revenue is recognized when control of the promised goods is transferred to the customer. The Company has elected to treat shipping and handling as fulfillment activities and not a separate performance obligation. Accordingly, the Company will recognize merchandise revenue for the Retail segment for its single performance obligation at the point of sale, when furniture is delivered or at the time of shipment for non-furniture merchandise, which is when transfer of control to the customer occurs.

A subscription customer may purchase merchandise through the Nuuly website or mobile application, which will ship along with their next monthly subscription rental order. We recognize revenue for these merchandise sales at the time of shipment. A subscription customer may also elect to purchase merchandise already in their possession that was delivered as part of their monthly subscription rental order. We recognize revenue for these merchandise sales when the customer completes the transaction through the website or mobile application.

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

Sales Return Reserve

The Company records a sales return reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported. The reserve for estimated product returns is based on the Company’s most recent historical return trends. If the actual return rate is materially different than the Company’s estimate, sales returns would be adjusted in the future. The costs of returns are recorded as a current asset rather than net with the sales return reserve. As of January 31, 2026, 2025 and 2024, the sales return reserve was $76,966, $90,429 and $80,512, respectively.

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

Advertising

The Company expenses the costs of advertising when the advertising occurs, except for certain digital channel advertising, which is capitalized and expensed when the catalog is mailed or the content is published on the Company’s websites and mobile applications. Advertising costs primarily relate to Retail and Subscription segment marketing expenses which are comprised of web marketing, catalog printing, paper, postage and other costs related to production of photographic images used in the Company’s catalogs, websites, mobile applications and social media campaigns. If there is no expected future benefit, the cost of advertising is expensed when incurred. Advertising costs reported as prepaid expenses were $3,029 and $2,254 as of January 31, 2026, and 2025, respectively, and are included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets. Advertising expenses were $430,984, $370,160 and $322,252 for fiscal 2026, 2025 and 2024, respectively. In addition, the Company incurred web creative expenses of $86,528, $81,820 and $79,684 for fiscal 2026, 2025 and 2024, respectively. Advertising expenses and web creative expenses are both included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

Store Opening Costs

The Company expenses all store opening and organization costs as incurred, including travel, training, recruiting, salaries and other operating costs, and all such costs are included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

Website Development Costs

The Company capitalizes applicable costs incurred during the application and infrastructure development stage and expenses costs incurred during the planning and operating stage. During fiscal 2026, 2025 and 2024, capitalized costs related to internally generated internal-use software were not material.

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

Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income is comprised of two subsets—net income and other comprehensive income (loss). Amounts included in accumulated other comprehensive loss relate to foreign currency translation adjustments and unrealized gains and losses on marketable securities. The foreign currency translation adjustments are not adjusted for income taxes because these adjustments relate to non-U.S. subsidiaries for which foreign earnings have been designated as permanently reinvested. Accumulated other comprehensive loss consisted of foreign currency translation losses of $23,251 and $46,474 as of January 31, 2026, and January 31, 2025, respectively, and unrealized gains (losses), net of tax, on marketable securities of $1,169 and ($166) as of January 31, 2026 and January 31, 2025, respectively. The tax effect of the unrealized gains (losses) on marketable securities recorded in comprehensive income was $442, $165 and $49 during fiscal 2026, 2025 and 2024, respectively. Gross realized gains and losses are included in “Interest income” in the Consolidated Statements of Income and were not material to the Company’s Consolidated Financial Statements for all three years presented.

Foreign Currency

The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates as of the balance sheet date, equity accounts at historical exchange rates, while income statement accounts are translated at the average rates in effect during the year. Translation adjustments are not included in determining net income, but are included in “Accumulated other comprehensive loss” within “Shareholders’ equity.” Remeasurement gains and losses included in operating results for fiscal years 2026, 2025 and 2024 were not material.

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

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Recent Accounting Pronouncements

Recently Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which includes amendments that further enhance income tax disclosures. The update requires disaggregated information about an entity's effective tax rate reconciliation and income taxes paid by jurisdiction, among other changes. The Company adopted this update in this Annual Report on Form 10-K for the fiscal year ended January 31, 2026, on a prospective basis. The adoption of this update resulted in additional disclosures in Note 10, "Income Taxes."

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

3. Revenue from Contracts with Customers

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card and other electronic payment transactions and sales to the Company’s Wholesale segment customers and franchisees. For the year ended January 31, 2026, the opening and closing balance of contract receivables, net of allowance for doubtful accounts, was $74,014 and $95,668, respectively. For the year ended January 31, 2025, the opening and closing balance of contract receivables, net of allowance for doubtful accounts, was $67,008 and $74,014, respectively. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from the issuance of gift cards, deferred subscription fee revenue, customer deposits and customer loyalty programs. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the year ended January 31, 2026, the opening and closing balance of contract liabilities was $101,866 and $117,500, respectively. For the year ended January 31, 2025, the opening and closing balance of contract liabilities was $91,408 and $101,866, respectively. Contract liabilities are included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets. During the year ended January 31, 2026, the Company recognized $61,490 of revenue that was included in the contract liability balance at the beginning of the period. During the year ended January 31, 2025, the Company recognized $48,584 of revenue that was included in the contract liability balance at the beginning of the period.

See Note 17, “Segment Reporting,” for additional information including net sales recorded by reportable segment and net sales from contracts with customers by merchandise category.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

4. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair values of available-for-sale securities by major security type and class of security as of January 31, 2026 and 2025 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
As of January 31, 2026
Short-term Investments:
Corporate bonds	$232,594	$403	$(28)	$232,969
US Treasury securities	38,288	174	(2)	38,460
Federal government agencies	17,454	32	(2)	17,484
Municipal and pre-refunded municipal bonds	27,964	26	(3)	27,987
Commercial paper	8,824	—	—	8,824
Certificates of deposit	1,000	—	—	1,000
	326,124	635	(35)	326,724
Long-term Investments:
Corporate bonds	$330,319	$921	$(436)	$330,804
US Treasury securities	80,872	520	(20)	81,372
Federal government agencies	23,723	10	(55)	23,678
Municipal and pre-refunded municipal bonds	3,393	17	(1)	3,409
Mutual funds, held in rabbi trust	22,213	383	(1)	22,595
	460,520	1,851	(513)	461,858
	$786,644	$2,486	$(548)	$788,582

As of January 31, 2025
Short-term Investments:
Corporate bonds	$186,732	$103	$(114)	$186,721
US Treasury securities	5,415	—	(5)	5,410
Federal government agencies	53,663	55	(7)	53,711
Municipal and pre-refunded municipal bonds	53,772	70	(8)	53,834
Commercial paper	9,774	—	—	9,774
Certificates of deposit	10,499	—	—	10,499
	319,855	228	(134)	319,949
Long-term Investments:
Corporate bonds	$233,418	$298	$(500)	$233,216
US Treasury securities	92,852	226	(90)	92,988
Federal government agencies	50,579	16	(292)	50,303
Municipal and pre-refunded municipal bonds	14,770	35	(8)	14,797
Mutual funds, held in rabbi trust	15,673	2,246	(15)	17,904
Certificates of deposit	1,000	—	—	1,000
	408,292	2,821	(905)	410,208
	$728,147	$3,049	$(1,039)	$730,157

Proceeds from the sales and maturities of available-for-sale securities were $513,881, $416,756 and $347,366 in fiscal 2026, 2025 and 2024, respectively. The Company included in “Interest income,” in the Consolidated Statements of Income, a net realized gain of $376 during fiscal 2026 and net realized losses of $92 and $4 during fiscal 2025 and 2024, respectively. Amortization of discounts and premiums, net, resulted in a benefit included in "Interest income" of $4,250, $7,772 and $4,338 for fiscal 2026, 2025 and 2024, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Interest income” in the Consolidated Statements of Income.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following tables show the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are not deemed to have credit losses, aggregated by the length of time that individual securities have been in a continuous unrealized loss position, at January 31, 2026 and 2025, respectively.

	January 31, 2026
	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$197,823	$(458)	$5,338	$(6)	$203,161	$(464)
US Treasury securities	22,491	(22)	—	—	22,491	(22)
Federal government agencies	13,499	(47)	8,809	(10)	22,308	(57)
Municipal and pre-refunded municipal bonds	15,629	(4)	—	—	15,629	(4)
Mutual funds, held in rabbi trust	1,020	(1)	—	—	1,020	(1)
Total	$250,462	$(532)	$14,147	$(16)	$264,609	$(548)

	January 31, 2025
	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$206,917	$(587)	$8,093	$(27)	$215,010	$(614)
US Treasury securities	37,007	(94)	1,495	(1)	38,502	(95)
Federal government agencies	49,234	(298)	5,738	(1)	54,972	(299)
Municipal and pre-refunded municipal bonds	6,917	(13)	1,502	(3)	8,419	(16)
Mutual funds, held in rabbi trust	1,316	(15)	—	—	1,316	(15)
Total	$301,391	$(1,007)	$16,828	$(32)	$318,219	$(1,039)

As of January 31, 2026 and 2025, there were a total of 192 and 262 securities with unrealized loss positions within the Company’s portfolio, respectively.

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

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of January 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$563,773	$—	$563,773
US Treasury securities	—	119,832	—	119,832
Federal government agencies	—	41,162	—	41,162
Municipal and pre-refunded municipal bonds	—	31,396	—	31,396
Mutual funds, held in rabbi trust	22,595	—	—	22,595
Commercial paper	—	8,824	—	8,824
Certificates of deposit	—	1,000	—	1,000
	$22,595	$765,987	$—	$788,582

	Marketable Securities Fair Value as of January 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$419,937	$—	$419,937
US Treasury securities	—	98,398	—	98,398
Federal government agencies	—	104,014	—	104,014
Municipal and pre-refunded municipal bonds	—	68,631	—	68,631
Mutual funds, held in rabbi trust	17,904	—	—	17,904
Commercial paper	—	9,774	—	9,774
Certificates of deposit	—	11,499	—	11,499
	$17,904	$712,253	$—	$730,157

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of January 31, 2026 and January 31, 2025.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of January 31, 2026 and 2025, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment and lease-related right-of-use assets, are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in its retail locations. Right-of-use assets are tested for impairment in the same manner as property and equipment. For lease right-of-use assets, the Company determines the estimated fair value of the assets by comparing the discounted contractual rent payments to estimated market rent using an acceptable valuation methodology. During fiscal 2026, 2025

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

and 2024, the Company determined that certain long-lived assets at the Company’s retail locations were unable to recover their carrying value. These assets were written down to their fair values resulting in impairment charges of $1,989, $815 and $3,644 in fiscal 2026, 2025 and 2024, respectively. Additionally, during fiscal 2024 the Company recorded an asset impairment charge of $6,404 related to the write-off of "Property and Equipment, net" of the Nuuly Thrift marketplace which the Company wound down in fiscal 2025.

6. Property and Equipment

Property and equipment is summarized as follows:

	January 31,
	2026	2025
Land	$56,387	$55,302
Buildings	676,095	651,102
Furniture and fixtures	475,323	449,749
Leasehold improvements	1,025,896	946,868
Other operating equipment	765,423	714,126
Construction-in-progress	138,298	78,345
	3,137,422	2,895,492
Accumulated depreciation	(1,671,186)	(1,564,415)
Total	$1,466,236	$1,331,077

Depreciation expense for property and equipment in fiscal 2026, 2025 and 2024 was $132,779, $123,197 and $106,825, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31,
	2026	2025
Sales return reserves	$76,966	$90,429
Gift cards and merchandise credits	84,938	75,404
Accrued sales and VAT taxes	31,540	29,103
Accrued rents, estimated property taxes and other property expenses	37,027	35,886
Federal, state and foreign income taxes	7,864	18,362
Accrued construction	14,195	18,741
Current portion of low-income housing tax credit liability	15,164	16,571
Other current liabilities	133,710	128,995
Total	$401,404	$413,491

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

As of January 31, 2026, the Company had $0 in borrowings under the Amended Credit Facility. As of January 31, 2026, the Company was in compliance with the terms of the Amended Credit Agreement and expects to remain in compliance with all terms, including covenants, of the Amended Credit Agreement. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $8,997. Interest expense for the Amended Credit Facility during fiscal 2026, 2025 and 2024 was $981, $978, and $971, respectively, which was included in “Interest expense,” in the Consolidated Statements of Income. In January 2026, the lenders under the Amended Credit Facility consented to the Company's $46,000 charitable contribution to a donor-advised fund, which was included in "Other expense" in the Consolidated Statements of Income.

9. Leases

The Company has operating leases for stores, distribution and fulfillment centers, corporate offices and equipment. The Company subleases certain properties to third parties.

Total operating lease costs were $285,893, $271,284 and $264,091 during fiscal 2026, 2025 and 2024, respectively. Total variable lease costs were $154,266, $147,104 and $139,275 during fiscal 2026, 2025 and 2024, respectively. Short-term lease costs and sublease income were not material during fiscal 2026, 2025 and 2024.

Other information related to leases was as follows:

Other information	Fiscal Year Ended January 31,
Cash paid for amounts included in the measurement of lease liabilities:	2026	2025	2024
Operating cash flows from operating leases	$314,194	$297,938	$299,351
Right-of-use assets obtained in exchange for new operating lease liabilities	$348,613	$281,803	$206,397
Weighted-average remaining lease term - operating leases	6.9 years	6.5 years	6.4 years
Weighted-average discount rate - operating leases	6.1%	6.1%	6.0%

The following is a schedule by year of the maturities of operating lease liabilities with original terms in excess of one year, as of January 31, 2026:

Fiscal Year	Operating Leases
2027	$299,029
2028	258,391
2029	221,926
2030	176,044
2031	132,430
Thereafter	445,880
Total undiscounted future minimum lease payments	1,533,700
Less imputed interest	(308,134)
Total discounted future minimum lease payments	$1,225,566

In March 2026, the Company purchased the Nuuly fulfillment center in Raymore, Missouri and terminated the corresponding lease which was set to expire in January 2039. Included in the amounts above are undiscounted future minimum lease payments of $92,989 and discounted future minimum lease payments of $59,597 related to the fulfillment center.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

As of January 31, 2026, the Company had commitments of approximately $120,023 not included in the amounts above related to 34 executed but not yet commenced store leases.

Certain store leases provide for contingent rentals when sales exceed specified breakpoint levels, in lieu of a fixed minimum rent, that are not reflected in the above table. Additionally, there are 69 locations where a percentage of sales are paid, in lieu of a fixed minimum rent, that are not reflected in the above table. Total rent expense related to these 69 locations was approximately $11,661 for fiscal 2026.

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

10. Income Taxes

The components of income before income taxes are as follows:

	Fiscal Year Ended January 31,
	2026	2025	2024
Domestic	$549,787	$489,723	$378,265
Foreign	47,110	10,449	3,342
	$596,897	$500,172	$381,607

The components of the provision for income tax expense/(benefit) are as follows:

	Fiscal Year Ended January 31,
	2026	2025	2024
Current:
Federal	$89,207	$76,959	$46,714
State	22,325	21,568	19,422
Foreign	7,550	2,149	3,086
	$119,082	$100,676	$69,222
Deferred:
Federal	$12,028	$(6,461)	$24,141
State	514	1,619	(1,152)
Foreign	354	1,876	1,722
	12,896	(2,966)	24,711
	$131,978	$97,710	$93,933

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following table reconciles the U.S. statutory tax rate to the Company's effective tax rate for the fiscal year ended January 31, 2026, in accordance with the prospective adoption of the accounting standard update related to enhanced income tax disclosures:

	Fiscal Year Ended
	January 31, 2026
Tax at U.S. statutory rate	$125,348	21.0%
State and local income taxes(1)	18,043	3.0
Foreign taxes	(8,741)	(1.5)
Effects of cross-border tax laws	3,120	0.5
Tax credits
Low-income housing tax credits	(5,769)	(1.0)
Other	(727)	(0.1)
Nontaxable and nondeductible items	3,653	0.6
Changes in unrecognized tax benefits	721	0.1
Other	(3,670)	(0.5)
Effective tax rate	$131,978	22.1%
(1)
The state and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California, Illinois, New York and New York City.

The variance in the effective tax rate for fiscal 2026 as compared to fiscal 2025 was primarily due to the non-recurrence of a significant tax reserve release recorded in fiscal 2025 as a result of a lapse of the statute of limitations for federal tax purposes.

The following table reconciles the U.S. statutory tax rate to the Company's effective tax rate for the fiscal years ended January 31, 2025 and 2024, prior to the adoption of the accounting standard update related to enhanced income tax disclosures:

	Fiscal Year Ended January 31,
	2025	2024
Expected provision at statutory U.S. federal tax rate	21.0%	21.0%
State and local income taxes, net of federal tax benefit	3.7	3.8
Foreign taxes	(0.5)	(0.2)
Nondeductible expenses	0.9	0.8
General business credits	(1.2)	(1.4)
Uncertain tax positions	(4.4)	0.3
Other	—	0.3
Effective tax rate	19.5%	24.6%

The variance in the effective tax rate for fiscal 2025 as compared to fiscal 2024 was primarily due to the tax benefit from the release of a portion of the Company's income tax reserves as a result of a lapse of the statute of limitations for federal tax purposes.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The significant components of deferred tax assets and liabilities as of January 31, 2026 and 2025 are as follows:

	January 31,
	2026	2025
Deferred tax liabilities:
Prepaid expense	$(3,127)	$(2,912)
Depreciation	(104,847)	(93,147)
Operating lease right-of-use assets	(246,991)	(226,526)
Other temporary differences	(628)	(304)
Gross deferred tax liabilities	(355,593)	(322,889)
Deferred tax assets:
Operating lease liabilities	288,317	264,199
Deferred rent	8,549	12,437
Inventory	23,657	34,976
Accounts receivable	1,392	1,685
Net operating loss carryforwards	13,250	15,009
Tax uncertainties	263	236
Accrued salaries and benefits	37,959	34,257
Income tax credits	2,996	3,588
Other temporary differences	41,140	37,432
Gross deferred tax assets, before valuation allowances	417,523	403,819
Valuation allowances	(26,308)	(32,463)
Net deferred tax assets	$35,622	$48,467

Net deferred tax assets are attributed to the jurisdictions in which the Company operates. As of January 31, 2026 and 2025, respectively, $12,112 and $24,557 were attributable to U.S. federal, $17,743 and $18,256 were attributed to state jurisdictions and $5,767 and $5,654 were attributed to foreign jurisdictions.

As of January 31, 2026, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $48,324 that do not expire. Certain U.S. subsidiaries of the Company had state net operating loss carryforwards for tax purposes of approximately $16,653 that expire from 2031 through 2044 and approximately $7,471 that do not expire. Certain U.S. subsidiaries of the Company had state credit carryforwards for tax purposes of approximately $4,402 that expire from 2027 through 2030. As of January 31, 2026, the Company had a full valuation allowance for certain foreign net operating loss carryforwards and a partial valuation allowance against state credit carryforwards where it was uncertain the carryforwards would be utilized. The Company had no valuation allowance for certain other foreign and state net operating loss carryforwards where management believes it is more-likely-than-not the tax benefit of these carryforwards will be realized.

The Company continues to maintain a valuation allowance against its net deferred tax assets in the United Kingdom. Due to the recent improvement in the United Kingdom business results, the Company continues to monitor the need for this valuation allowance. If the Company determines that it is more likely than not that these assets will be realized in the future, a release of some or all of the valuation allowance may occur, which would result in a one-time tax benefit in the period of release.

As of January 31, 2026, approximately $176,667 of cash and cash equivalents were held by the Company’s non-U.S. subsidiaries for which no deferred taxes have been provided. The Company has accumulated undistributed earnings generated by foreign subsidiaries of approximately $260,475. Since such earnings have previously been subject to the one-time deemed repatriation transition tax required by the U.S. Tax Cuts and Jobs Act or other U.S. tax requirements on undistributed foreign earnings, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign and state taxes. The Company continues to believe that foreign earnings are indefinitely reinvested excluding earnings that have previously been subject to the one-time deemed repatriation transition tax required by the U.S. Tax Cuts and Jobs Act. With respect to outside basis differences in all other non-U.S. subsidiaries, the Company expects that either (i) such basis differences will not reverse in the foreseeable future, or (ii) such basis differences will reverse in a tax-neutral manner.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	January 31,
Tax Benefit Reconciliation	2026	2025	2024
Balance at the beginning of the period	$943	$18,662	$18,734
Increases in tax positions for prior years	619	—	54
Decreases in tax positions for prior years	(81)	(418)	(26)
Increases in tax positions for current year	243	323	332
Settlements	—	(217)	(117)
Lapse in statute of limitations	(155)	(17,407)	(315)
Balance at the end of the period	$1,569	$943	$18,662

The total amount of net unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $1,765 and $1,044 as of January 31, 2026 and 2025, respectively. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. During fiscal 2026, 2025 and 2024, the Company recognized expense of $122, benefits of $5,878 and expense of $1,629, respectively, related to interest and penalties. The Company accrued $459 and $337 for the payment of interest and penalties as of January 31, 2026 and 2025, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is under audit in certain state and foreign jurisdictions. Certain federal, foreign and state jurisdictions are subject to audit from fiscal 2010 to 2025. In December 2025, the Company received notification that the Company's fiscal 2024 U.S. income tax return was selected for examination.

The amounts of cash income taxes paid, net of refunds, by the Company were as follows:

Fiscal Year Ended
January 31, 2026
Federal	$89,728
State and local
California	6,750
All other state and local	23,556
Foreign	4,578
Income taxes, net of amounts refunded	$124,612

Cash income taxes paid, net of refunds, by the Company were $104,319 and $55,164 for fiscal 2025 and 2024, respectively.

Tax Credit Investment

On February 10, 2023, the Company committed $100,000 to purchase an equity membership interest in a federal low-income housing tax credit entity. An initial payment of $20,000 was paid at closing with the remaining balance payable in quarterly installments over a five-year period beginning in fiscal 2024. The present value of such payments was $62,120 and was recorded as an increase to the initial tax credit investment asset and liability. In exchange for the total payments of $100,000, the Company expects to realize a comparable amount of tax credits and other tax benefits that will reduce its future federal income tax payments. Although the investment vehicle is considered a variable interest entity, the Company is not the primary beneficiary, and therefore, the investment is not consolidated. The Company has elected to use the practical expedient method of amortization, which approximates the proportional amortization method, to amortize the investment to income tax expense in proportion to the tax credits received over an estimated 10-year tax credit period beginning in the first quarter of fiscal 2024. During fiscal 2026, 2025 and 2024, interest expense related to the accretion of the liability was $3,640, $4,906 and $6,190, respectively. Included in "Income tax expense" in the Consolidated Statements of Income was amortization of the investment of $17,029, $17,224 and $15,906 for fiscal 2026, 2025 and 2024, respectively. Also included in "Income tax expense" in the Consolidated Statements of Income were income tax credits and other income tax benefits of $23,563, $24,110 and $22,575 for fiscal 2026, 2025 and 2024, respectively. The carrying value of the investment is recorded in "Other assets" in the Consolidated Balance Sheets. The liabilities for the present value of the estimated future capital contributions are recorded

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

in "Accrued expenses and other current liabilities" and "Other non-current liabilities" in the Consolidated Balance Sheets. The following table summarizes the balances related to the investment at January 31, 2026 and 2025:

	January 31,
	2026	2025
Other assets	$31,580	$48,784
Accrued expenses and other current liabilities	15,164	16,571
Other non-current liabilities	15,558	30,722

11. Share-Based Compensation

The Company’s 2017 Stock Incentive Plan (the “2017 Plan”) authorized up to 10,000,000 common shares, which can be granted as restricted stock, RSU’s, PSU’s, incentive stock options, nonqualified stock options, SAR’s and stock grant awards. As of January 31, 2026, there were 3,585,413 common shares available to grant under the 2017 Plan.

The Company’s 2008 Stock Incentive Plan (the “2008 Plan”) authorized up to 10,000,000 common shares, which can be granted as RSU’s, unrestricted shares, incentive stock options, nonqualified stock options, PSU’s or SAR’s. As of January 31, 2026, there were 5,594,830 common shares available to grant under the 2008 Plan. Pursuant to the terms of the 2008 Plan, certain awards may not be granted after February 25, 2018. Awards under the 2017 Plan and the 2008 Plan generally expire seven or ten years from the date of grant, thirty days after termination of employment or six months after the date of death or termination due to disability of the grantee.

The Company elects to account for forfeitures as they occur rather than estimate the expected forfeitures.

Share-based compensation expense, included in “Selling, general and administrative expenses” in the Consolidated Statements of Income, for the fiscal years ended January 31, 2026, 2025 and 2024 was as follows:

	Fiscal Year Ended January 31,
	2026	2025	2024
Performance Stock Units	4,649	4,796	5,013
Restricted Stock Units	25,759	26,243	25,495
Total	$30,408	$31,039	$30,508

The total tax benefit associated with share-based compensation expense for fiscal 2026, 2025 and 2024 was $7,184, $7,204 and $3,086, respectively. The tax benefit realized from share-based compensation for fiscal 2026, 2025 and 2024 was $11,033, $7,846 and $1,763, respectively.

Stock Options

The Company may grant stock options that generally vest over a period of one year. Stock options become exercisable over the vesting period in installments determined by the Company, which can vary depending upon each individual grant. There were no stock options granted in fiscal 2026, 2025 or 2024.

The following table summarizes the Company’s stock option activity for the fiscal year ended January 31, 2026:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Terms (years)	Aggregate Intrinsic Value
Awards outstanding at beginning of year	80,000	$35.08	0.8	$1,627
Granted	—	—
Exercised	(60,000)	38.86
Forfeited or Expired	—	—
Awards outstanding at end of year	20,000	23.74	0.3	$942
Awards outstanding fully vested and expected to vest	20,000	23.74	0.3	$942
Awards exercisable at end of year	20,000	$23.74	0.3	$942

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following table summarizes other information related to stock options during the years ended January 31, 2026, 2025 and 2024:

	Fiscal Year Ended January 31,
	2026	2025	2024
Intrinsic value of awards exercised	$2,014	$1,277	$129
Net cash proceeds from the exercise of stock options	$928	$851	$594

There were no unrecognized compensation costs of stock options granted, but not yet vested, as of January 31, 2026.

Performance Stock Units

The Company may grant PSU’s that vest based on the achievement of various company performance targets and external market conditions. The fair value of the PSU’s awarded during fiscal 2026, 2025 and 2024 equaled the stock price on the date of the grant. The Company makes certain estimates about the number of awards that will vest. Once the Company determines that it is probable that the performance targets will be met, compensation expense is recorded for these awards. If any of these performance targets are not met, the awards are forfeited. Each PSU is equal to one common share with varying maximum award value limitations. PSU’s typically vest over a two to four-year period.

The following table summarizes the Company’s PSU activity for the fiscal year ended January 31, 2026:

	Shares	Weighted- Average Fair Value
Non-vested awards outstanding at beginning of year	451,154	$31.90
Granted	84,051	56.77
Vested	(180,713)	30.88
Forfeited	—	—
Non-vested awards outstanding at end of year	354,492	$38.31

The weighted-average grant date fair value of PSU’s awarded during fiscal 2026, 2025 and 2024 was $56.77, $41.92 and $26.96, per share, respectively. The aggregate grant date fair value of PSU's vested during fiscal 2026, 2025 and 2024 was $30.88, $31.26 and $33.01, respectively. Unrecognized compensation cost related to unvested PSU’s as of January 31, 2026 was $5,096, which is expected to be recognized over a weighted-average period of 1.9 years.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Restricted Stock Units

The Company may grant RSU’s that vest based on the achievement of specified service conditions. The fair value of the RSU’s awarded during fiscal 2026, 2025 and 2024 equaled the stock price on the date of the grant. RSU’s typically vest over a two to four-year period.

The following table summarizes the Company’s RSU activity for the fiscal year ended January 31, 2026:

	Shares	Weighted- Average Fair Value
Non-vested awards outstanding at beginning of year	2,450,820	$31.88
Granted	542,860	57.97
Vested	(906,598)	30.07
Forfeited	(116,471)	38.08
Non-vested awards outstanding at end of year	1,970,611	$39.54

The weighted-average grant date fair value of RSU’s awarded during fiscal 2026, 2025 and 2024 was $57.97, $41.90 and $27.42, per share, respectively. The aggregate grant date fair value of RSU’s vested during fiscal 2026, 2025 and 2024 was $30.07, $29.72 and $31.11, respectively. Unrecognized compensation costs related to unvested RSU’s as of January 31, 2026, was $30,965, which is expected to be recognized over a weighted-average period of 1.9 years.

12. Shareholders’ Equity

Share repurchase activity under the Company’s share repurchase programs is as follows:

	Fiscal Year Ended January 31,
	2026	2025
Number of common shares repurchased and subsequently retired	3,307,781	1,200,000
Total cost(1)	$153,946	$52,262
Average cost per share, including commissions	$46.54	$43.55
(1)
Under the Inflation Reduction Act, the Company's share repurchases, net of issuances, are subject to a 1% excise tax. The total cost of share repurchases during the year ended January 31, 2026, excludes excise tax incurred of $1,130.

On June 4, 2019, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program. As of January 31, 2026, 14,648,609 common shares were remaining under the program.

Subsequent to January 31, 2026, the Company repurchased and subsequently retired a total of 4,639,208 common shares for approximately $299,996, at an average price of $64.67 per share, including commissions.

In addition to the common shares repurchased under the share repurchase programs, during fiscal 2026 and 2025, the Company acquired and subsequently retired 403,691 and 366,136 common shares at a total cost of $21,954 and $15,402, respectively, from employees to meet payroll tax withholding requirements on vested share-based awards.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

13. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the fiscal years ended January 31, 2026 and 2025, respectively:

	Fiscal Year Ended January 31, 2026
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Beginning Balance	$(46,474)	$(166)	$(46,640)
Other comprehensive income before reclassifications	23,223	959	24,182
Amounts reclassified from accumulated other comprehensive loss	—	376	376
Net current-period total other comprehensive income	23,223	1,335	24,558
Ending Balance	$(23,251)	$1,169	$(22,082)

	Fiscal Year Ended January 31, 2025
	Foreign Currency Translation	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Beginning Balance	$(38,376)	$(771)	$(39,147)
Other comprehensive (loss) income before reclassifications	(8,098)	697	$(7,401)
Amounts reclassified from accumulated other comprehensive loss	—	(92)	(92)
Net current-period total other comprehensive (loss) income	(8,098)	605	(7,493)
Ending Balance	$(46,474)	$(166)	$(46,640)

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

	Fiscal Year Ended January 31,
	2026	2025	2024
Net income	$464,919	$402,462	$287,674

Basic weighted-average common shares outstanding	90,191,801	92,684,127	92,697,751
Effect of dilutive options, performance stock units and restricted stock units	1,616,556	1,763,919	1,630,034
Diluted weighted-average shares outstanding	91,808,357	94,448,046	94,327,785

Net income per common share:
Basic	$5.15	$4.34	$3.10
Diluted	$5.06	$4.26	$3.05

For fiscal 2026, there were no awards to purchase common shares that were excluded from the calculation of diluted net income per common share for which the impact would be anti-dilutive. For fiscal 2025 and 2024, awards to purchase 30,000 common shares at a price of $46.42 and awards to purchase 60,000 common shares ranging in price from $28.47 to $46.42, respectively, were excluded from the calculation of diluted net income per common share because the impact would be anti-dilutive.

As of January 31, 2026 and 2025, 209,248 and 270,441 contingently issuable awards, respectively, were excluded from the calculation of diluted net income per common share as they did not meet certain performance criteria.

15. Commitments and Contingencies

Purchase Commitments

As of January 31, 2026, the Company has commitments for unfulfilled purchase orders for merchandise ordered from our vendors in the normal course of business, which are primarily satisfied within 12 months, as well as commitments for products and services including information technology contracts, of $1,091,191. The majority of the Company’s merchandise commitments are cancellable with no or limited recourse available to the vendor until the merchandise shipping date. As of January 31, 2026, the Company had outstanding trade letters of credit of $50,536. As of January 31, 2026, the Company also has commitments related to construction and distribution equipment contracts that are fully satisfied upon the completion of construction or installation of $3,364, all of which is due within one year.

Benefit Plans

Effective March 3, 2025, full and part-time U.S. based employees who are at least 18 years of age are eligible after 30 days of employment to participate in the Urban Outfitters 401(k) Savings Plan (the “Plan”). Prior to March 3, 2025, full and part-time U.S. based employees who were at least 18 years of age were eligible to participate in the Plan after 90 days of employment. Under the Plan, employees can defer 1% to 25% of compensation as defined. The Company makes matching contributions in cash of $0.50 per employee contribution dollar on the first 6% of the employee contribution. The employees’ contribution is 100% vested while the Company’s matching contribution vests at 20% per year of employee service. The Company’s contributions were $10,622, $9,656 and $8,688 for fiscal 2026, 2025 and 2024, respectively.

The NQDC provides certain employees who are limited in their participation under the Plan the opportunity to defer compensation as defined within the NQDC. Deferred compensation under the NQDC consists of elective deferral credits, if any, made by the participant and discretionary contribution credits made by the Company. Employee contributions are 100% vested on the contribution date and the Company’s discretionary contribution is 100% vested upon crediting to participants’ accounts on an annual basis. The Company made a matching contribution of $60, $44 and $123 during fiscal 2026, 2025 and 2024, respectively. The NQDC obligation was $22,595 and

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

$17,904 as of January 31, 2026, and 2025, respectively. The Company has purchased investments to fund the NQDC obligation. The investments had an aggregate market value of $22,595 and $17,904 as of January 31, 2026 and 2025, respectively, and are included in “Marketable securities” in the Consolidated Balance Sheets (see Note 4, “Marketable Securities”).

Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

16. Related Party Transactions

Todd R. Morgenfeld, a director of the Company, was Chief Financial Officer and Head of Business Operations of Pinterest, Inc. until July 1, 2023. Pinterest, Inc. provided digital marketing services to the Company in fiscal 2024. The amount paid to Pinterest, Inc. for such digital marketing services was financially immaterial to Pinterest, Inc. and was unrelated to Mr. Morgenfeld’s compensation from Pinterest, Inc. Mr. Morgenfeld did not provide and was not involved in the provision of digital marketing services by Pinterest, Inc. to the Company. The Board of Directors considered these matters in determining Mr. Morgenfeld’s independence.

John C. Mulliken, a director of the Company, serves on the board of Bombas, which supplied apparel to the Company in fiscal 2026, 2025 and 2024 and is expected to do so in the future. The amount paid to Bombas was financially immaterial to Bombas and is unrelated to Mr. Mulliken's compensation as director of Bombas. Mr. Mulliken was not involved in the sourcing of Bombas as a supplier to the Company, and he does not intend to be involved in the Company's procurement of its products in the future. The Board of Directors considered these matters in determining Mr. Mulliken's independence.

17. Segment Reporting

The Company offers lifestyle-oriented general merchandise and products and services through a portfolio of global consumer brands. The Company operates three reportable segments—“Retail,” “Subscription” and “Wholesale.”

The Company’s Retail segment includes Anthropologie (which includes the Anthropologie, Terrain and Maeve brands), Free People (which includes the Free People and FP Movement brands), Urban Outfitters and Menus & Venues. As of January 31, 2026, there were 254 Anthropologie stores, 180 Free People stores, 88 FP Movement stores, 253 Urban Outfitters stores, 9 Menus & Venues locations, 7 Urban Outfitters franchisee-owned stores and 2 Anthropologie franchisee-owned stores. Each of Anthropologie, Free People and Urban Outfitters, including their Company-owned and franchisee-owned store and digital channels, and Menus & Venues locations, are considered an operating segment. Net sales from the Retail segment accounted for approximately 85.7%, 88.2% and 90.8% of total consolidated net sales for fiscal 2026, 2025 and 2024, respectively.

The Company has aggregated its brands into the Retail segment based upon their shared management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company’s Retail segment omni-channel strategy enhances its customers’ brand experience by providing a seamless approach to the customer shopping experience. All available Company-owned Retail segment shopping channels are closely integrated, including retail locations, websites, mobile applications and customer contact centers. The Company’s investments in areas such as marketing campaigns and technology advancements are designed to generate demand for the Retail segment omni-channel and not the separate store or digital channels. The Company manages and analyzes its performance based on a single Retail segment omni-channel rather than separate channels and believes that the Retail segment omni-channel results present the most meaningful and appropriate measure of our performance.

The Company's Subscription segment includes the Nuuly brand which offers customers a more sustainable way to explore fashion primarily through a monthly women’s apparel subscription rental service. For a monthly fee, Nuuly subscribers can rent product from a wide selection of the Company’s own brands, third-party brands and one-of-a-kind vintage pieces via a custom-built, digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase rental product in their possession that was delivered as part of the customer's monthly subscription rental order or through the Nuuly website or mobile application, which will ship along with their next monthly subscription rental order. Net sales from the Subscription segment accounted for approximately 9.2%, 6.8%, and 4.6% of total consolidated net sales for fiscal 2026, 2025 and 2024, respectively.

The Company's Wholesale segment includes the Free People, FP Movement and Urban Outfitters brands that sell through department and specialty stores worldwide, third-party digital businesses and the Company's Retail segment. The Wholesale segment primarily designs, develops and markets women’s contemporary apparel, intimates, FP Movement activewear and shoes under the Free People and FP Movement brands and the BDG and “iets frans” apparel collections under the Urban Outfitters brand. Net sales from the

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Wholesale segment accounted for approximately 5.1%, 5.0% and 4.6% of total consolidated net sales for fiscal 2026, 2025 and 2024, respectively.

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

The accounting policies of the reportable segments are the same as the policies described in Note 2, “Summary of Significant Accounting Policies.” All of the Company’s segments are highly diversified. No one customer constitutes more than 10% of the Company’s total consolidated net sales. A summary of the information about the Company’s operations by segment is as follows:

Fiscal Year Ended January 31, 2026:	Retail Operations	Subscription Operations	Wholesale Operations	Total Company
Net sales(1)	$5,282,676	$568,418	$314,282	$6,165,376
Cost of sales (excluding store impairment)(2)	3,313,849	416,363	215,422	3,945,634
Store impairment	1,989	—	—	1,989
Segment gross profit	1,966,838	152,055	98,860	2,217,753
Segment selling, general and administrative expenses	1,388,748	117,118	37,041	1,542,907
Segment income from operations	$578,090	$34,937	$61,819	$674,846
Less general corporate expenses				69,212
Income from operations				$605,634
Interest income				41,710
Interest expense				(4,916)
Other expense				(45,531)
Income before income taxes				$596,897

Fiscal Year Ended January 31, 2025:
Net sales(1)	$4,896,694	$378,394	$275,578	$5,550,666
Cost of sales (excluding store impairment and lease abandonment charges)(2)	3,152,805	280,666	185,924	3,619,395
Store impairment and lease abandonment charges	4,601	—	—	4,601
Segment gross profit	1,739,288	97,728	89,654	1,926,670
Segment selling, general and administrative expenses	1,264,058	84,425	34,705	1,383,188
Segment income from operations	$475,230	$13,303	$54,949	$543,482
Less general corporate expenses				69,718
Income from operations				$473,764
Interest income				37,064
Interest expense				(6,069)
Other expense				(4,587)
Income before income taxes				$500,172

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Fiscal Year Ended January 31, 2024:	Retail Operations	Subscription Operations	Wholesale Operations	Total Company
Net sales(1)	$4,678,698	$235,859	$238,680	$5,153,237
Cost of sales (excluding store impairment and lease abandonment charges)(2)	3,061,487	187,891	176,579	3,425,957
Store impairment and lease abandonment charges	11,875	—	—	11,875
Segment gross profit	1,605,336	47,968	62,101	1,715,405
Segment selling, general and administrative expenses	1,183,324	58,648	30,704	1,272,676
Asset impairment	—	6,404	—	6,404
Segment income (loss) from operations	$422,012	$(17,084)	$31,397	$436,325
Less general corporate expenses				66,530
Income from operations				$369,795
Interest income				23,631
Interest expense				(7,662)
Other expense				(4,157)
Income before income taxes				$381,607
(1)
Eliminated from Wholesale segment net sales were intercompany sales of $10,259, $11,463 and $15,934 for fiscal 2026, 2025 and 2024, respectively.
(2)
Eliminated from Wholesale segment cost of sales were intercompany charges of $10,756, $11,589 and $15,612 for fiscal 2026, 2025 and 2024, respectively.

	Fiscal Year Ended January 31,
	2026	2025	2024
Depreciation expense for property and equipment
Retail operations	$118,833	$110,095	$99,780
Subscription operations	13,568	12,754	6,716
Wholesale operations	378	348	329
Total depreciation expense for property and equipment	$132,779	$123,197	$106,825
Cash paid for property and equipment
Retail operations	$205,279	$139,902	$131,254
Subscription operations	54,557	40,925	66,964
Wholesale operations	332	1,754	1,407
Total cash paid for property and equipment	$260,168	$182,581	$199,625

	January 31,
	2026	2025
Inventory
Retail operations	$630,836	$556,522
Wholesale operations	70,109	64,624
Total inventory	$700,945	$621,146
Rental product, net(1)
Subscription operations	$246,413	$216,126
Property and equipment, net
Retail operations	$1,291,541	$1,197,157
Subscription operations	171,704	130,715
Wholesale operations	2,991	3,205
Total property and equipment, net	$1,466,236	$1,331,077
(1)
Rental product, net is included in "Other assets" in the Consolidated Balance Sheets.

URBAN OUTFITTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category and by segment:

	Fiscal Year Ended January 31,
	2026		2025		2024
Net sales
Apparel	$3,482,560	66%	$3,239,947	66%	$3,079,496	66%
Home	799,232	15%	762,129	16%	763,713	16%
Accessories	735,691	14%	662,107	13%	603,495	13%
Other	265,193	5%	232,511	5%	231,994	5%
Retail operations	5,282,676	100%	4,896,694	100%	4,678,698	100%

Subscription operations	568,418		378,394		235,859

Apparel	294,401	94%	259,302	94%	219,231	92%
Accessories	18,758	6%	14,727	5%	17,671	7%
Other	1,123	0%	1,549	1%	1,778	1%
Wholesale operations(1)	314,282	100%	275,578	100%	238,680	100%
Total net sales	$6,165,376		$5,550,666		$5,153,237

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

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	Fiscal Year Ended January 31,
	2026	2025	2024
Net Sales
Domestic operations	$5,380,595	$4,866,286	$4,506,805
Foreign operations	784,781	684,380	646,432
Total net sales	$6,165,376	$5,550,666	$5,153,237

	January 31,
	2026	2025
Property and equipment, net
Domestic operations	$1,303,937	$1,188,769
Foreign operations	162,299	142,308
Total property and equipment, net	$1,466,236	$1,331,077