Form 10-Q
period 2026-04-30
URBAN OUTFITTERS INC
filed 2026-06-09
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2026

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

Common shares, $0.0001 par value—85,635,083 shares outstanding on June 4, 2026.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	April 30,	January 31,	April 30,
	2026	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$301,364	$369,206	$189,433
Marketable securities	111,978	326,724	285,585
Accounts receivable, net of allowance for doubtful accounts of $1,189, $1,209 and $1,964, respectively	115,903	95,668	93,248
Inventory	726,858	700,945	663,803
Prepaid expenses and other current assets	280,545	193,561	206,990
Total current assets	1,536,648	1,686,104	1,439,059
Property and equipment, net	1,620,770	1,466,236	1,346,557
Operating lease right-of-use assets	1,037,062	1,051,109	973,831
Marketable securities	237,471	461,858	365,937
Other assets	332,817	342,306	331,692
Total Assets	$4,764,768	$5,007,613	$4,457,076
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$332,949	$327,903	$302,104
Current portion of operating lease liabilities	225,005	225,478	231,361
Accrued expenses, accrued compensation and other current liabilities	483,050	564,713	495,593
Total current liabilities	1,041,004	1,118,094	1,029,058
Non-current portion of operating lease liabilities	979,600	1,000,088	909,168
Other non-current liabilities	133,554	74,144	87,043
Total Liabilities	2,154,158	2,192,326	2,025,269
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 85,601,280, 89,698,222 and 89,614,734 shares issued and outstanding, respectively	9	9	9
Additional paid-in-capital	—	19,912	—
Retained earnings	2,637,046	2,817,448	2,460,876
Accumulated other comprehensive loss	(26,445)	(22,082)	(29,078)
Total Shareholders’ Equity	2,610,610	2,815,287	2,431,807
Total Liabilities and Shareholders’ Equity	$4,764,768	$5,007,613	$4,457,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	April 30,
	2026	2025
Net sales	$1,481,345	$1,329,501
Cost of sales	938,779	840,437
Gross profit	542,566	489,064
Selling, general and administrative expenses	402,885	360,837
Income from operations	139,681	128,227
Other income, net	6,185	9,646
Income before income taxes	145,866	137,873
Income tax expense	30,161	29,526
Net income	$115,705	$108,347
Net income per common share:
Basic	$1.32	$1.18
Diluted	$1.30	$1.16
Weighted-average common shares outstanding:
Basic	87,503,853	91,752,408
Diluted	88,801,846	93,475,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended
	April 30,
	2026	2025
Net income	$115,705	$108,347
Other comprehensive (loss) income:
Foreign currency translation	(2,535)	16,064
Change in unrealized (losses) gains on marketable securities, net of tax	(1,828)	1,498
Total other comprehensive (loss) income	(4,363)	17,562
Comprehensive income	$111,342	$125,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2026	89,698,222	$9	$19,912	$2,817,448	$(22,082)	$2,815,287
Comprehensive income	—	—	—	115,705	(4,363)	111,342
Share-based compensation	—	—	8,137	—	—	8,137
Share-based awards	873,083	—	—	—	—	—
Share repurchases, inclusive of excise tax	(4,970,025)	—	(28,049)	(296,107)	—	(324,156)
Balances as of April 30, 2026	85,601,280	$9	$—	$2,637,046	$(26,445)	$2,610,610

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2025	92,281,748	$9	$15,067	$2,503,068	$(46,640)	$2,471,504
Comprehensive income	—	—	—	108,347	17,562	125,909
Share-based compensation	—	—	7,763	—	—	7,763
Share-based awards	986,529	—	—	—	—	—
Share repurchases, inclusive of excise tax	(3,653,543)	—	(22,830)	(150,539)	—	(173,369)
Balances as of April 30, 2025	89,614,734	$9	$—	$2,460,876	$(29,078)	$2,431,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended
	April 30,
	2026	2025
Cash flows from operating activities:
Net income	$115,705	$108,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,069	29,554
Non-cash lease expense	53,310	52,805
Provision for deferred income taxes	89,732	13,701
Share-based compensation expense	8,137	7,763
Amortization of tax credit investment	3,726	4,293
Loss on disposition of property and equipment, net	380	94
Changes in assets and liabilities:
Receivables	(20,364)	(15,036)
Inventory	(26,735)	(37,386)
Prepaid expenses and other assets	(105,296)	(17,058)
Payables, accrued expenses and other liabilities	(78,032)	(54,114)
Operating lease liabilities	(61,148)	(59,931)
Net cash provided by operating activities	15,484	33,032
Cash flows from investing activities:
Cash paid for property and equipment	(193,244)	(46,158)
Cash paid for marketable securities	(78,294)	(117,878)
Sales and maturities of marketable securities	514,251	203,416
Net cash provided by investing activities	242,713	39,380
Cash flows from financing activities:
Share repurchases related to share repurchase program	(299,996)	(151,935)
Share repurchases related to taxes for share-based awards	(21,513)	(20,241)
Tax credit investment liability payments	(3,859)	(4,172)
Net cash used in financing activities	(325,368)	(176,348)
Effect of exchange rate changes on cash and cash equivalents	(671)	2,888
Decrease in cash and cash equivalents	(67,842)	(101,048)
Cash and cash equivalents at beginning of period	369,206	290,481
Cash and cash equivalents at end of period	$301,364	$189,433
Supplemental cash flow information:
Cash paid during the year for income taxes	$2,600	$6,596
Non-cash investing activities—Accrued capital expenditures	$18,879	$11,327
Right-of-use assets obtained in exchange for operating lease liabilities	$103,788	$85,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read in conjunction with Urban Outfitters, Inc.’s (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended January 31, 2026, filed with the United States Securities and Exchange Commission on April 1, 2026.

The Company’s business experiences seasonal fluctuations in net sales and net income, with a more significant portion of net sales typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three months ended April 30, 2026 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2027 will end on January 31, 2027.

Tariff Refunds

On February 20, 2026, the U.S. Supreme Court ruled that tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA") were unauthorized by the statute. In March 2026, the U.S. Court of International Trade ("CIT") issued an order directing U.S. Customs and Border Protection to process refunds for IEEPA tariffs. The Company filed for refunds for previously paid IEEPA tariffs in April 2026 and estimates to realize approximately $100,000 during fiscal 2027. Due to uncertainty regarding the timing and amount of refunds, the Company will recognize a financial benefit when the refunds are realized or deemed realizable using a gain contingency accounting model. The principal portion of the refunds will be reflected as a reduction of cost of sales for amounts related to goods already sold or rented, or as a reduction of inventory or rental product for goods remaining on hand. Any associated interest income received on the tariff refunds will be recognized within "Other income, net" in the Condensed Consolidated Statements of Income. There continues to be uncertainty and legal challenges to current and proposed tariff regimes. The Company will continue to monitor ongoing developments related to tariffs.

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

2. Revenue from Contracts with Customers

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card and other electronic payment transactions and sales to the Company's wholesale segment customers and franchisees. For the three month period ended April 30, 2026, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $95,668 and

$115,903, respectively. For the three month period ended April 30, 2025, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $74,014 and $93,248, respectively. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Condensed Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from the issuance of gift cards, deferred subscription fee revenue, customer deposits and customer loyalty programs. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the three month period ended April 30, 2026, the opening and closing balances of contract liabilities were $117,500 and $112,257, respectively. For the three month period ended April 30, 2025, the opening and closing balances of contract liabilities were $101,866 and $100,887, respectively. Contract liabilities are included in “Accrued expenses, accrued compensation and other current liabilities” in the Condensed Consolidated Balance Sheets. During the three month period ended April 30, 2026, the Company recognized $46,924 of revenue that was included in the contract liability balance at the beginning of the period. During the three month period ended April 30, 2025, the Company recognized $39,773 of revenue that was included in the contract liability balance at the beginning of the period.

3. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of April 30, 2026, January 31, 2026 and April 30, 2025 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of April 30, 2026
Short-term Investments:
Corporate bonds	$66,736	$95	$(68)	$66,763
US Treasury securities	13,465	74	—	13,539
Municipal and pre-refunded municipal bonds	21,647	10	(2)	21,655
Federal government agencies	2,213	1	(3)	2,211
Commercial paper	7,810	—	—	7,810
	111,871	180	(73)	111,978
Long-term Investments:
Corporate bonds	141,847	116	(926)	141,037
US Treasury securities	53,050	148	(183)	53,015
Mutual funds, held in rabbi trust	23,246	1,691	(1)	24,936
Municipal and pre-refunded municipal bonds	1,761	3	(4)	1,760
Federal government agencies	16,608	—	(134)	16,474
Certificates of deposit	249	—	—	249
	236,761	1,958	(1,248)	237,471
	$348,632	$2,138	$(1,321)	$349,449

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of January 31, 2026
Short-term Investments:
Corporate bonds	$232,594	$403	$(28)	$232,969
US Treasury securities	38,288	174	(2)	38,460
Municipal and pre-refunded municipal bonds	27,964	26	(3)	27,987
Federal government agencies	17,454	32	(2)	17,484
Commercial paper	8,824	—	—	8,824
Certificates of deposit	1,000	—	—	1,000
	326,124	635	(35)	326,724
Long-term Investments:
Corporate bonds	330,319	921	(436)	$330,804
US Treasury securities	80,872	520	(20)	81,372
Mutual funds, held in rabbi trust	22,213	383	(1)	22,595
Municipal and pre-refunded municipal bonds	3,393	17	(1)	3,409
Federal government agencies	23,723	10	(55)	23,678
	460,520	1,851	(513)	461,858
	$786,644	$2,486	$(548)	$788,582

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of April 30, 2025
Short-term Investments:
Corporate bonds	$181,973	$102	$(170)	$181,905
US Treasury securities	3,952	—	(3)	3,949
Municipal and pre-refunded municipal bonds	43,152	36	(10)	43,178
Federal government agencies	38,187	29	(4)	38,212
Commercial paper	7,842	—	—	7,842
Certificates of deposit	10,499	—	—	10,499
	285,605	167	(187)	285,585
Long-term Investments:
Corporate bonds	203,858	915	(108)	204,665
US Treasury securities	87,179	989	—	88,168
Mutual funds, held in rabbi trust	19,764	75	(807)	19,032
Municipal and pre-refunded municipal bonds	6,775	37	(2)	6,810
Federal government agencies	46,308	44	(90)	46,262
Certificates of deposit	1,000	—	—	1,000
	364,884	2,060	(1,007)	365,937
	$650,489	$2,227	$(1,194)	$651,522

Proceeds from the sales and maturities of available-for-sale securities were $514,251 and $203,416 for the three months ended April 30, 2026, and 2025, respectively. The Company included in “Other income, net,” in the Condensed Consolidated Statements of Income, a net realized gain of $17 and $266 for the three months ended April 30, 2026 and 2025, respectively. Amortization of discounts and premiums, net, included in "Other income, net" in the Condensed Consolidated Statements of Income, resulted in a benefit of $260 and $1,543 for the three months ended April 30, 2026 and 2025, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other income, net” in the Condensed Consolidated Statements of Income.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of
	April 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$207,800	$—	$207,800
US Treasury securities	—	66,554	—	66,554
Mutual funds, held in rabbi trust	24,936	—	—	24,936
Municipal and pre-refunded municipal bonds	—	23,415	—	23,415
Federal government agencies	—	18,685	—	18,685
Commercial paper	—	7,810	—	7,810
Certificates of deposit	—	249	—	249
	$24,936	$324,513	$—	$349,449

	Marketable Securities Fair Value as of
	January 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$563,773	$—	$563,773
US Treasury securities	—	119,832	—	119,832
Mutual funds, held in rabbi trust	22,595	—	—	22,595
Municipal and pre-refunded municipal bonds	—	31,396	—	31,396
Federal government agencies	—	41,162	—	41,162
Commercial paper	—	8,824	—	8,824
Certificates of deposit	—	1,000	—	1,000
	$22,595	$765,987	$—	$788,582

	Marketable Securities Fair Value as of
	April 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$386,570	$—	$386,570
US Treasury securities	—	92,117	—	92,117
Mutual funds, held in rabbi trust	19,032	—	—	19,032
Municipal and pre-refunded municipal bonds	—	49,988	—	49,988
Federal government agencies	—	84,474	—	84,474
Commercial paper	—	7,842	—	7,842
Certificates of deposit	—	11,499	—	11,499
	$19,032	$632,490	$—	$651,522

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of April 30, 2026, January 31, 2026 and April 30, 2025.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of April 30, 2026, January 31, 2026 and April 30, 2025, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment and lease-related right-of-use assets, are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in its retail locations. Right-of-use assets are tested for impairment in the same manner as property and equipment. For lease right-of-use assets, the Company determines the estimated fair value of the assets by comparing the discounted contractual rent payments to estimated market rent using an acceptable valuation methodology. During the three months ended April 30, 2026 and 2025, impairment charges were zero.

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

As of April 30, 2026, the Company had $0 in borrowings under the Amended Credit Facility. As of April 30, 2026, the Company was in compliance with the terms of the Amended Credit Agreement and expects to remain in compliance with all terms, including covenants, of the Amended Credit Agreement. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $9,755. Interest expense for the Amended Credit Facility was $241 for both the three months ended April 30, 2026 and 2025, which was included in “Other income, net” in the Condensed Consolidated Statements of Income.

On May 19, 2026, the Company and certain of its domestic subsidiaries entered into the fifth amendment (the "Fifth Amendment") to the Amended Credit Agreement. The Fifth Amendment, among other things, extends the maturity date of the Amended Credit Facility to May 2031, removes URBN Canada Retail, Inc. as a borrower and removes all Canadian dollar (CDOR) borrowing provisions.

6. Tax Credit Investment

The Company holds an equity membership interest in a federal low-income housing tax credit entity. Refer to Note 10, "Income Taxes," in the Notes to the Consolidated Financial Statements on Form 10-K for the fiscal year ended January 31, 2026, for additional information on the tax credit investment.

The Company included in "Other income, net" in the Condensed Consolidated Statements of Income, interest expense related to the accretion of the liability of $684 and $1,052 for the three months ended April 30, 2026 and 2025, respectively. Included in "Income tax expense" in the Condensed Consolidated Statements of Income was amortization of the investment of $3,726 and $4,293 for the three months ended April 30, 2026 and 2025, respectively. Also included in "Income tax expense" in the Condensed Consolidated Statements of Income were income tax credits and other income tax benefits of $5,139 and $5,967 for the three months ended April 30, 2026 and 2025, respectively. The carrying value of the investment is recorded in "Other assets" in the Condensed Consolidated Balance Sheets. The liabilities for the present value of the estimated future capital contributions are recorded in "Accrued expenses, accrued compensation and other current liabilities" and "Other non-current liabilities" in the Condensed Consolidated Balance Sheets. The following table summarizes the balances related to the investment at April 30, 2026, January 31, 2026 and April 30, 2025:

	April 30,	January 31,	April 30,
	2026	2026	2025
Other assets	$27,854	$31,580	$44,491
Accrued expenses, accrued compensation and other current liabilities	14,707	15,164	16,258
Other non-current liabilities	12,156	15,558	26,863

7. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”) or stock appreciation rights. The fair value of PSUs and RSUs is equal to the stock price on the date of the grant. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three months ended April 30, 2026 and 2025, was as follows:

	Three Months Ended
	April 30,
	2026	2025
Performance Stock Units	$1,164	$1,205
Restricted Stock Units	6,973	6,558
Total	$8,137	$7,763

Share-based awards granted and the weighted-average fair value of such awards for the three months ended April 30, 2026 was as follows:

	Three Months Ended
	April 30, 2026
		Weighted-
	Awards	Average Fair
	Granted	Value
Performance Stock Units	74,634	$65.85
Restricted Stock Units	485,096	$65.85
Total	559,730

During the three months ended April 30, 2026, 145,244 PSUs vested and 727,839 RSUs vested.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of April 30, 2026 was as follows:

	April 30, 2026
	Unrecognized	Weighted-
	Compensation	Average
	Cost	Years
Performance Stock Units	$8,847	2.3
Restricted Stock Units	55,386	2.4
Total	$64,233

8. Shareholders’ Equity

Share repurchase activity under the Company's share repurchase program was as follows:

	Three Months Ended
	April 30,
	2026	2025
Number of common shares repurchased and subsequently retired	4,639,208	3,274,260
Total cost(1)	$299,996	$151,935
Average cost per share, including commissions	$64.67	$46.40
(1)
Under the Inflation Reduction Act, the Company's share repurchases, net of issuances, are subject to a 1% excise tax. The total cost of share repurchases during the three months ended April 30, 2026 and April 30, 2025, excludes excise tax incurred of $2,647 and $1,193, respectively.

On June 4, 2019, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program. As of April 30, 2026, 10,009,401 common shares were remaining under the program.

During the three months ended April 30, 2026, the Company acquired and subsequently retired 330,817 common shares at a total cost of $21,513 from employees to meet payroll tax withholding requirements on vested share-based awards. During the three months ended April 30, 2025, the Company acquired and subsequently retired 379,283 common shares at a total cost of $20,241 from employees to meet payroll tax withholding requirements on vested share-based awards.

9. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the three months ended April 30, 2026 and 2025:

	Three Months Ended April 30, 2026
		Unrealized Gains
	Foreign	and (Losses) on
	Currency	Available-for-
	Translation	Sale Securities	Total
Balance at beginning of period	$(23,251)	$1,169	$(22,082)
Other comprehensive loss before reclassifications	(2,535)	(1,845)	(4,380)
Amounts reclassified from accumulated other comprehensive loss	—	17	17
Net current-period other comprehensive loss	(2,535)	(1,828)	(4,363)
Balance at end of period	$(25,786)	$(659)	$(26,445)

	Three Months Ended April 30, 2025
		Unrealized Gains
	Foreign	and (Losses) on
	Currency	Available-for-
	Translation	Sale Securities	Total
Balance at beginning of period	$(46,474)	$(166)	$(46,640)
Other comprehensive income before reclassifications	16,064	1,232	17,296
Amounts reclassified from accumulated other comprehensive loss	—	266	266
Net current-period other comprehensive income	16,064	1,498	17,562
Balance at end of period	$(30,410)	$1,332	$(29,078)

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

	Three Months Ended
	April 30,
	2026	2025
Net income	$115,705	$108,347

Basic weighted-average common shares outstanding	87,503,853	91,752,408
Effect of dilutive options, performance stock units and restricted stock units	1,297,993	1,723,427
Diluted weighted-average shares outstanding	88,801,846	93,475,835

Net income per common share:
Basic	$1.32	$1.18
Diluted	$1.30	$1.16

For the three months ended April 30, 2026 and 2025, there were no awards to purchase common shares that were excluded from the calculation of diluted net income per common share for which the impact would be anti-dilutive.

Excluded from the calculation of diluted net income per common share as of April 30, 2026 and April 30, 2025, were 166,454 and 209,248 performance-based equity awards, respectively, because they did not meet the required performance criteria.

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

The Company’s Retail segment includes Anthropologie (which includes the Anthropologie, Terrain and Maeve brands), FP Group (which includes the Free People and FP Movement brands), Urban Outfitters and Menus & Venues. The Company has aggregated its brands into the Retail segment based upon their shared management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company’s Retail segment omni-channel strategy enhances its customers’ brand experience by providing a seamless approach to the customer shopping experience. All Company-owned Retail segment shopping channels are closely integrated, including retail locations, websites, mobile applications and customer contact centers.

The Company's Subscription segment includes the Nuuly brand which offers customers a more sustainable way to explore fashion primarily through a monthly women’s apparel subscription rental service.

The Company’s Wholesale segment includes the FP Group and Urban Outfitters brand. The Wholesale segment sells through department and specialty stores worldwide, third-party digital businesses and the Company's Retail segment.

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

Three Months Ended April 30, 2026:	Retail Operations	Subscription Operations	Wholesale Operations	Total Company
Net sales(1)	$1,220,914	$167,264	$93,167	$1,481,345
Cost of sales(2)	760,058	119,342	59,379	938,779
Segment gross profit	460,856	47,922	33,788	542,566
Segment selling, general and administrative expenses	342,277	37,840	9,765	389,882
Segment income from operations	$118,579	$10,082	$24,023	$152,684
Less general corporate expenses				13,003
Income from operations				$139,681
Other income, net				6,185
Income before income taxes				$145,866

Three Months Ended April 30, 2025:	Retail Operations	Subscription Operations	Wholesale Operations	Total Company
Net sales(1)	$1,130,510	$124,354	$74,637	$1,329,501
Cost of sales(2)	701,759	89,786	48,892	840,437
Segment gross profit	428,751	34,568	25,745	489,064
Segment selling, general and administrative expenses	306,121	27,552	8,712	342,385
Segment income from operations	$122,630	$7,016	$17,033	$146,679
Less general corporate expenses				18,452
Income from operations				$128,227
Other income, net				9,646
Income before income taxes				$137,873
(1)
Eliminated from Wholesale segment net sales were intercompany sales of $2,797 and $2,792 for the three months ended April 30, 2026, and 2025, respectively.
(2)
Eliminated from Wholesale segment cost of sales were intercompany charges of $2,873 and $2,818 for the three months ended April 30, 2026, and 2025, respectively.

	April 30,	January 31,	April 30,
	2026	2026	2025
Inventory
Retail operations	$665,780	$630,836	$601,983
Wholesale operations	61,078	70,109	61,820
Total inventory	$726,858	$700,945	$663,803
Rental product, net (1)
Subscription operations	$270,270	$246,413	$222,448
Property and equipment, net
Retail operations	$1,342,093	$1,291,541	$1,213,621
Subscription operations	275,696	171,704	129,805
Wholesale operations	2,981	2,991	3,131
Total property and equipment, net	$1,620,770	$1,466,236	$1,346,557

(1)
Rental product, net is included in "Other assets" in the Condensed Consolidated Balance Sheets.

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category and by segment:

	Three Months Ended
	April 30,
	2026		2025
Net sales
Apparel	$849,858	69%	$783,005	69%
Home	153,521	13%	147,687	13%
Accessories	160,023	13%	146,689	13%
Other	57,512	5%	53,129	5%
Retail operations	1,220,914	100%	1,130,510	100%

Subscription operations	167,264		124,354

Apparel	88,251	95%	67,615	91%
Accessories	4,617	5%	6,772	9%
Other	299	0%	250	0%
Wholesale operations (1)	93,167	100%	74,637	100%
Total net sales	$1,481,345		$1,329,501

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

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	April 30,	January 31,	April 30,
	2026	2026	2025
Property and equipment, net
Domestic operations	$1,459,372	$1,303,937	$1,193,445
Foreign operations	161,398	162,299	153,112
Total property and equipment, net	$1,620,770	$1,466,236	$1,346,557

	Three Months Ended
	April 30,
	2026	2025
Net Sales
Domestic operations	$1,296,902	$1,172,150
Foreign operations	184,443	157,351
Total net sales	$1,481,345	$1,329,501

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “project,” “believe,” “plan,” “will,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: overall economic and market conditions (including current levels of inflation) and worldwide political events and the resultant impact on consumer spending patterns and our pricing power, the difficulty in predicting and responding to shifts in fashion trends, changes in the level of competitive pricing and promotional activity and other industry factors, currency fluctuations, economic conditions and legal or regulatory changes, the effects of war and geopolitical instability, including impacts of the conflicts in the Middle East and impacts of the war between Russia and Ukraine and from related sanctions imposed by the United States, European Union, United Kingdom and others, terrorism and civil unrest, natural disasters, severe or unseasonable weather conditions (including as a result of climate change) or public health crises, labor shortages and increases in labor costs, raw material costs and transportation costs, availability of suitable retail space for expansion, timing of store openings, risks associated with international expansion, seasonal fluctuations in gross sales, response to new concepts, our ability to integrate acquisitions, risks associated with digital sales, our ability to maintain and expand our digital sales channels, any material disruptions or security breaches with respect to our technology systems, our effective utilization of technological advancements, including in artificial intelligence, the departure of one or more key senior executives, import risks (including any shortage of transportation capacities or delays at ports), changes to U.S. and foreign trade policies (including the enactment of tariffs such as retaliatory tariffs), border adjustment taxes or increases in duties or quotas, the unexpected closing or disruption of, or any damage to, any of our distribution centers, our ability to protect our intellectual property rights, failure of our manufacturers and third-party vendors to comply with our social compliance program, risks related to environmental, social and governance activities, changes in our effective income tax rate, changes in accounting standards and subjective assumptions, regulatory changes and legal matters and other risks identified in our filings with the SEC, including those set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, filed on April 1, 2026. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.

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

Our fiscal year ends on January 31. All references to our fiscal years refer to the fiscal years ended on January 31 in those years. For example, our fiscal year 2027 will end on January 31, 2027 and our fiscal year 2026 ended on January 31, 2026.

As used in this document, unless otherwise defined, "Anthropologie" refers to our Anthropologie, Terrain and Maeve brands and "FP Group" refers to our Free People and FP Movement brands.

Macroeconomic Environment and Other Recent Developments

Beginning in early 2025, the U.S. government enacted significant changes to its tariff regime that increased rates on a substantial number of imports. In February 2026, the U.S. Supreme Court invalidated many of the existing International Economic Emergency Powers Act ("IEEPA") tariffs. In March 2026, the U.S. Court of International Trade ("CIT") issued an order directing U.S. Customs and Border Protection to process refunds for IEEPA tariffs. We filed for refunds for previously paid IEEPA tariffs in April 2026 and estimate to realize approximately $100.0 million during fiscal 2027. Due to uncertainty regarding the timing and amount of refunds, we will recognize a financial benefit when the refunds are realized or deemed realizable using a gain contingency accounting model. The principal portion of the refunds will be reflected as a reduction of cost of sales for amounts related to goods already sold or rented, or as a reduction of inventory or rental product for goods remaining on hand. Any associated interest income received on the tariff refunds will be recognized within "Other income, net" in the Condensed Consolidated Statements of Income.

In response to the U.S. Supreme Court invalidating many of the IEEPA tariffs, in February 2026 the government instituted incremental global tariffs on all imports under Section 122 of the Trade Act of 1974 ("Section 122") and signaled it may seek higher tariffs. In May 2026, a ruling by the CIT stated that the Section 122 tariffs are unauthorized by the statute, but we are required to continue paying them until July 2026. We are monitoring the legal challenges to these tariffs and whether we will be eligible for additional refunds.

The potential for additional tariff increases may continue to result in increased reciprocal tariffs or other restrictive trade measures by the U.S. or foreign jurisdictions. There also continues to be legal challenges to current and proposed tariff regimes. These factors may continue to contribute to uncertain global economic conditions (including inflationary costs, consumer spending patterns and volatility in foreign currencies), which may impact our operations.

We have been and continue to regularly evaluate global trade policies and take appropriate actions when necessary to mitigate the risks associated with tariffs. These actions include:

•
Negotiating better terms with our vendors;
•
Shifting our countries of origin (where possible) to enable the dual sourcing most of our own branded products (we currently have no single country that represents the majority of our production);
•
Shifting our mode of transportation from air to ocean; and
•
Gently raising prices in a strategic fashion where we believe we could without affecting the overall customer experience.

Even with these mitigation strategies in place, we believe that tariffs could have a negative impact on our financial results. We will continue to monitor ongoing developments related to tariffs.

The current conflict in the Middle East, which began during the first quarter of fiscal 2027, has contributed to increased geopolitical uncertainty including impacts to global supply chains and energy prices. We are actively employing supply chain strategies to mitigate higher inbound freight costs and higher delivery expenses driven by the fuel surcharges associated with the ongoing conflict. We will continue to monitor the conflict, the duration and magnitude of which remains highly unpredictable and may continue to negatively impact our operations and financial results throughout fiscal 2027.

On July 4, 2025, the United States enacted legislation commonly referred to as the One Big Beautiful Bill Act which includes various tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions like bonus depreciation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. This legislation, enacted during the second quarter of fiscal 2026, did not have a material impact on the Company's fiscal 2026 income tax provision nor the Company's interim period income tax provision for the three months ended April 30, 2026. The Company continues to assess the impact of the legislation on our financial statements. We do not expect a material impact to our financial statements for the fiscal year ending January 31, 2027, however, additional guidance from the Internal Revenue Service and U.S. Treasury may affect the interpretation and application of certain provisions.

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

Net sales from the Retail segment accounted for approximately 82.4% of consolidated net sales for the three months ended April 30, 2026, compared to 85.0% for the comparable period in fiscal 2026.

The Anthropologie brand tailors its merchandise and inviting store environment to sophisticated and contemporary women aged 28 to 45. The internally designed and third-party brand product assortment includes women’s apparel, accessories, intimates, shoes, furniture, home decor and beauty and wellness. The brand also has a bridal collection consisting of wedding, bridesmaid and party dresses, accessories and decor. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. The Maeve brand is designed to appeal to the modern woman seeking a versatile wardrobe by offering a comprehensive range of women's apparel, shoes and accessories. We are in the early stages of testing Maeve as a standalone brand which we will continue to evaluate over the coming years. Anthropologie stores are located in specialty centers, upscale street locations and enclosed malls. Anthropologie operates websites and mobile applications that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores and sells merchandise through franchisee-owned stores in the Middle East. Anthropologie's North American Retail segment net sales accounted for approximately 46.5% of total Retail segment net sales for the three months ended April 30, 2026, compared to approximately 48.6% for the comparable period in fiscal 2026. European Retail segment net sales accounted for approximately 1.7% of total Retail segment net sales for the three months ended April 30, 2026, compared to approximately 1.8% for the comparable period in fiscal 2026.

FP Group consists of the Free People brand and the FP Movement brand. The Free People brand focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, activewear, shoes, accessories, home products, gifts and beauty and wellness. The FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. FP Group stores are located in enclosed malls, upscale street locations and specialty centers. FP Group operates websites and mobile applications that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the FP Group wholesale offerings. FP Group's North American Retail segment net sales accounted for approximately 25.2% of total Retail segment net sales for the three months ended April 30, 2026, compared to approximately 23.8% for the comparable period in fiscal 2026. European Retail segment net sales accounted for approximately 1.3% of total Retail segment net sales for both the three months ended April 30, 2026, and the comparable period in fiscal 2026.

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, social media and third-party digital platforms, websites and mobile applications and a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally or designed in collaboration with third-party brands. Urban Outfitters stores are located in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores and sells merchandise through franchisee-owned stores in the Middle East. Urban Outfitters’ North American Retail segment net sales accounted for approximately 14.3% of total Retail segment net sales for the three months ended April 30, 2026, compared to approximately 14.8% for the comparable period in fiscal 2026. European Retail segment net sales accounted for approximately 10.3% of total Retail segment net sales for the three months ended April 30, 2026, compared to approximately 8.9% for the comparable period in fiscal 2026.

Menus & Venues focuses on a dining and event experience that provides excellence in food, beverage and service. Menus & Venues net sales accounted for less than 1.0% of total Retail segment net sales for both the three months ended April 30, 2026, and the comparable period in fiscal 2026.

Store data for the three months ended April 30, 2026 was as follows:

	January 31,	Stores	Stores	April 30,
	2026	Opened	Closed	2026
Anthropologie
North America	234	2	—	236
Europe	20	—	—	20
Anthropologie Global Total	254	2	—	256

FP Group
Free People Brand
North America	167	3	(1)	169
Europe	13	—	—	13
Free People Brand Global Total	180	3	(1)	182
FP Movement Brand (1)	88	6	—	94
FP Group Global Total	268	9	(1)	276

Urban Outfitters
North America	177	—	(1)	176
Europe	76	—	—	76
Urban Outfitters Global Total	253	—	(1)	252

Menus & Venues (2)	9	—	(1)	8

Total Company-Owned Stores	784	11	(3)	792
Franchisee-Owned Stores (3)	9	—	—	9
Total URBN	793	11	(3)	801

(1)
FP Movement brand stores are all located in North America.
(2)
Menus & Venues includes various casual restaurants and event venues, all of which are located in North America.
(3)
Franchisee-owned stores are located in the Middle East.

Selling square footage by brand as of April 30, 2026 and 2025 was as follows:

	April 30,	April 30,
	2026	2025	Change
Selling square footage (in thousands):
Anthropologie	1,847	1,802	2.5%
Free People Brand	411	380	8.2%
FP Movement Brand	143	100	43.0%
Urban Outfitters	2,111	2,172	-2.8%
Total URBN (1)	4,512	4,454	1.3%

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

Projected store openings and closings for fiscal 2027 are as follows:

	January 31,	Projected	Projected	January 31,
	2026	Openings	Closings	2027
Anthropologie	254	13	(5)	262
Free People Brand	180	12	(4)	188
FP Movement Brand	88	21	—	109
Urban Outfitters	253	8	(9)	252
Menus & Venues	9	—	(1)	8
Total Company-Owned Stores	784	54	(19)	819
Franchisee-Owned Stores	9	—	—	9
Total URBN	793	54	(19)	828

Subscription Segment

Our Subscription segment includes the Nuuly brand, which is primarily a monthly women’s apparel subscription rental service. For a monthly fee, Nuuly subscribers can rent product from a wide selection of the Company’s own brands, third-party brands and one-of-a-kind vintage pieces via a custom-built digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase rental product in their possession that was delivered as part of the customer's monthly subscription rental order or through the Nuuly website or mobile application, which will ship along with their next monthly subscription rental order. Our Subscription segment net sales accounted for approximately 11.3% of consolidated net sales for the three months ended April 30, 2026, compared to approximately 9.4% for the comparable period in fiscal 2026.

Wholesale Segment

Our Wholesale segment includes the FP Group and Urban Outfitters brand that sell through department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the FP Group brands and the BDG and “iets frans” apparel collections under the Urban Outfitters brand. Our Wholesale segment net sales accounted for approximately 6.3% of consolidated net sales for the three months ended April 30, 2026, compared to 5.6% for the comparable period in fiscal 2026.

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

Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2026, which are included in our Annual Report on Form 10-K filed with the SEC on April 1, 2026. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates. There have been no significant changes to our critical accounting policies during the three months ended April 30, 2026.

Results of Operations

As a Percentage of Net Sales

The tables below set forth, for the periods indicated, certain income statement data and the percentage of our net sales represented by such data. The tables should be read in conjunction with the discussion that follows.

Three Months Ended April 30, 2026 (Fiscal 2027) Compared To

Three Months Ended April 30, 2025 (Fiscal 2026)

(amounts in millions)	Three Months Ended
	April 30,
	2026		2025
Net sales	$1,481.3	100.0%	$1,329.5	100.0%
Cost of sales	938.7	63.4	840.4	63.2
Gross profit	542.6	36.6	489.1	36.8
Selling, general and administrative expenses	402.9	27.2	360.9	27.2
Income from operations	139.7	9.4	128.2	9.6
Other income, net	6.2	0.4	9.7	0.8
Income before income taxes	145.9	9.8	137.9	10.4
Income tax expense	30.2	2.0	29.6	2.3
Net income	$115.7	7.8%	$108.3	8.1%

Net sales for the first quarter of fiscal 2027 were $1.48 billion, compared to $1.33 billion in the first quarter of fiscal 2026. The $151.8 million increase was attributable to a $90.4 million, or 8.0%, increase in Retail segment net sales, a $42.9 million, or 34.5%, increase in Subscription segment net sales and an $18.5 million, or 24.8%, increase in Wholesale segment net sales.

The increase in our Retail segment net sales during the first quarter of fiscal 2027 was due to an increase of $61.7 million, or 5.6%, in Retail segment comparable net sales and an increase of $28.7 million in non-comparable net sales. Retail segment comparable net sales increased 9.8% at FP Group, 9.3% at Urban Outfitters and 1.9% at Anthropologie. Retail segment comparable net sales increased in both Europe and North America. The overall increase in Retail segment comparable net sales was driven by high single-digit positive growth in digital channel net sales and mid single-digit positive growth in retail store net sales. The digital channel comparable net sales increase was driven by increases in sessions and average order value, while conversion rate and units per transaction decreased. Comparable store net sales increased as a result of higher store traffic and average unit retail, while transactions were flat and conversion rate and units per transaction decreased. The increase in non-comparable net sales during the first quarter of fiscal 2027 was primarily due to the impact of the 59 net new Company-owned stores opened since the prior comparable period.

The increase in Subscription segment net sales was primarily driven by a 33.3% increase in the average number of active subscribers in the first quarter of fiscal 2027 as compared to the first quarter of fiscal 2026. The increase in Wholesale segment net sales in the first quarter of fiscal 2027 was driven by an $18.3 million, or 26.2%, increase in FP Group wholesale net sales due to an increase in net sales to specialty customers.

Gross profit percentage for the first quarter of fiscal 2027 decreased by 16 basis points to 36.6% of net sales compared to 36.8% of net sales in the first quarter of fiscal 2026. Gross profit increased to $542.6 million in the first quarter of fiscal 2027 from $489.1 million in the first quarter of fiscal 2026. The decrease in gross profit rate was due to a non-recurring gain of $4.8 million, or 36 basis points, recorded in the prior year quarter not repeated in the current year quarter. This was partially offset by a 20 basis point improvement in the underlying gross profit rate primarily due to improved Retail segment markdowns driven by lower markdowns at FP Group and Urban Outfitters, partially reduced by deleverage in initial merchandise costs due to tariffs. The increase in gross profit dollars was due to higher net sales.

Total inventory at April 30, 2026, as compared to April 30, 2025, increased by $63.1 million, or 9.5%, to $726.9 million. Total Retail segment inventory increased 10.6% and Retail segment comparable inventory increased 10.0%. Wholesale segment inventory decreased 1.2%. The increase in Retail segment inventory was due to the increase in net sales as well as early receipts to reduce the potential risk of shipping delays due to the Middle East conflict.

Selling, general and administrative expenses increased by $42.0 million, or 11.7%, in the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026. Selling, general and administrative expenses deleveraged 5 basis points as a percentage of net sales in the first quarter of fiscal 2027 to 27.2% compared to the first quarter of fiscal 2026. The deleverage in selling, general and administrative expenses as a percentage of net sales includes a discrete benefit of $6.9 million, or 47 basis points, in the current year quarter due to the reversal of a litigation accrual, offset by 52 basis points of deleverage primarily related to marketing expenses to support customer growth and increased sales in the Retail and Subscription segments, along with increased technology investments to support AI initiatives. The dollar growth in selling, general and administrative expenses was primarily due to increased store payroll expenses to support the growth in Retail segment store net sales, as well as increased marketing expenses to support customer growth and increased net sales in the Retail and Subscription segments.

Income from operations was 9.4% of net sales, or $139.7 million, for the first quarter of fiscal 2027 compared to 9.6% of net sales, or $128.2 million, for the first quarter of fiscal 2026. The increase in operating income dollars was driven by the increase in gross profit dollars. The decrease in operating income rate was driven by the deleverage in selling, general and administrative expenses.

Our effective tax rate for the first quarter of fiscal 2027 was 20.7%, compared to 21.4% in the first quarter of fiscal 2026. The decrease in the effective tax rate for the first quarter of fiscal 2027 was primarily attributable to the favorable impact of equity activity in the current year quarter.

Liquidity and Capital Resources

The following tables set forth certain balance sheet and cash flow data for the periods indicated. These tables should be read in conjunction with the discussion that follows:

(amounts in millions)
	April 30,	January 31,	April 30,
	2026	2026	2025
Cash, cash equivalents and marketable securities	$650.8	$1,157.8	$841.0
Working capital	495.6	568.0	410.0

	Three Months Ended
	April 30,
	2026	2025
Net cash provided by operating activities	$15.5	$33.0
Net cash provided by investing activities	242.7	39.4
Net cash used in financing activities	(325.4)	(176.3)

The decrease in working capital as of April 30, 2026, as compared to January 31, 2026, was due to a decrease in cash, cash equivalents and current marketable securities resulting from the repurchases of our common shares under our share repurchase program in the first quarter of fiscal 2027, partially offset by the timing of disbursements and an increase in inventory. The increase in working capital as of April 30, 2026, as compared to April 30, 2025, was primarily due to an increase in inventory and the timing of disbursements, partially offset by a decrease in cash, cash equivalents and current marketable securities.

During the last two years, we have satisfied our cash requirements primarily through our cash flow from operating activities and through the sales and maturities of marketable securities. Our primary uses of cash have been to fund business operations, purchase inventory and rental product, repurchase our common shares, expand and improve our distribution network and open new stores.

Cash Flows from Operating Activities

Our major source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. The decrease in cash provided by operating activities in the first three months of fiscal 2027 compared to the first three months of fiscal 2026 was primarily due to the timing of disbursements.

Cash Flows from Investing Activities

Cash provided by investing activities in the first three months of fiscal 2027 and fiscal 2026 primarily related to the net sales and maturities of marketable securities which were primarily used to fund the repurchases of our common shares under our share repurchase program, partially offset by the purchases of property and equipment. Cash paid for property and equipment in the first three months of fiscal 2027 was $193.2 million, which was primarily used to expand and improve our distribution network including our purchase of the Nuuly fulfillment center in Raymore, Missouri in March 2026 that we previously leased. Cash paid for property and equipment in the first three months of fiscal 2026 was $46.2 million, which was primarily used to expand our store base.

Cash Flows from Financing Activities

Cash used in financing activities in the first three months of fiscal 2027 and fiscal 2026 primarily related to repurchases of our common shares under our share repurchase program and from employees to meet payroll tax withholding requirements on vested share-based awards.

Credit Facilities

See Note 5, “Debt,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s debt.

Capital and Operating Expenditures

During fiscal 2027, we plan to open approximately 54 new Company-owned retail locations, expand or relocate certain existing retail locations, expand our fulfillment center network, invest in logistics capabilities, expand our home office to support our growing business, invest in new products, markets and brands, purchase inventory and rental product for our operating segments at levels appropriate to maintain our planned sales volumes, upgrade our systems, improve and expand our digital capabilities, invest in omni-channel marketing at appropriate levels and repurchase our common shares. We believe that our new brand initiatives, new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our sales growth and plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2027 to be approximately $475 million. All fiscal 2027 capital expenditures are expected to be financed by cash flow from operating activities and existing cash, cash equivalents and marketable securities. We believe that our new store investments generally have the potential to generate positive cash flow within a year. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise agreements. We believe that our existing cash, cash equivalents and marketable securities, availability under our current credit facility and future cash flows provided by operations will be sufficient to fund these initiatives.

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

There have been no changes in our internal controls over financial reporting during the three months ended April 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in our risk factors since January 31, 2026. Please refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, filed with the SEC on April 1, 2026, for our risk factors.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

A summary of the repurchase activity under the Company's share repurchase program, excluding excise tax, for the quarter ended April 30, 2026, is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1, 2026 through February 28, 2026	—	$—	—	14,648,609
March 1, 2026 through March 31, 2026	4,639,208	$64.67	4,639,208	10,009,401
April 1, 2026 through April 30, 2026	—	$—	—	10,009,401
Total Fiscal 2027 First Quarter	4,639,208		4,639,208	10,009,401
(1)
In addition to the shares repurchased under the share repurchase program, for the quarter ended April 30, 2026, the Company acquired and subsequently retired 330,817 common shares from employees to meet payroll tax withholding requirements on vested share-based awards. These shares do not reduce the number of shares that may yet be purchased under our publicly announced share repurchase program.
(2)
On June 4, 2019, the Company's Board of Directors authorized the repurchase of 20,000,000 shares under a share repurchase program. See Note 8, "Shareholders' Equity," of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company's share repurchases.

Item 5. Other Information

On April 17, 2026, Harry S. Cherken, Jr., a director of the Company, adopted a Rule 10b5-1 trading arrangement for the sale of up to 38,820 common shares of the Company commencing July 17, 2026 and continuing through November 25, 2026, that was intended to satisfy the affirmative defense of Rule 10b5-1(c).

As previously disclosed, on March 2, 2026, Richard A. Hayne, Chief Executive Officer and Chairman of the Board of Directors, terminated a Rule 10b5-1 trading arrangement that was previously adopted on July 10, 2025. The trading arrangement was for the sale of up to 800,000 common shares of the Company commencing October 10, 2025 and continuing through October 9, 2026 that was intended to satisfy the affirmative defense of Rule 10b5-1(c).

As previously disclosed, on March 2, 2026, a trust of which Margaret A. Hayne, Co-President and Chief Creative Officer, and a director of the Company, is one of three trustees, terminated a Rule 10b5-1 trading arrangement that was previously adopted on July 10, 2025. The trading arrangement was for the sale of up to 700,000 common shares of the Company commencing October 10, 2025 and continuing through October 9, 2026 that was intended to satisfy the affirmative defense of Rule 10b5-1(c).

Other than as described above, during the fiscal quarter ended April 30, 2026, no other director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

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

3.3	Amendment No. 2 to Amended and Restated Articles of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on May 31, 2013.

3.4	Amended and Restated By-laws are incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (file no. 000-22754) filed on March 30, 2020.

10.1

Fifth Amendment to Credit Agreement dated May 19, 2026, by and among Urban Outfitters, Inc., its domestic subsidiaries, JPMorgan Chase Bank, N.A. as administrative agent, J.P. Morgan Securities and Wells Fargo Bank, National Association, as joint lead arrangers and co-book managers, and certain other lenders party thereto is incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (file no. 000-22754) filed on May 26, 2026.

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

* Filed herewith

** Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2026, filed with the Securities and Exchange Commission on June 9, 2026, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: June 9, 2026	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer

URBAN OUTFITTERS, INC.

Date: June 9, 2026	By:	/s/ MELANIE MAREIN-EFRON
Melanie Marein-Efron
Chief Financial Officer