Form 10-Q
period 2026-07-31
URBAN OUTFITTERS INC
filed 2026-09-09
CIK 912615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2026

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

Common shares, $0.0001 par value—85,660,181 shares outstanding on September 3, 2026.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	July 31,	January 31,	July 31,
	2026	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$598,756	$369,206	$332,171
Marketable securities	117,371	326,724	290,664
Accounts receivable, net of allowance for doubtful accounts of $1,102, $1,209 and $2,388, respectively	102,958	95,668	86,922
Inventory	778,539	700,945	696,199
Prepaid expenses and other current assets	226,772	193,561	213,356
Total current assets	1,824,396	1,686,104	1,619,312
Property and equipment, net	1,658,270	1,466,236	1,376,811
Operating lease right-of-use assets	1,047,947	1,051,109	1,011,840
Marketable securities	229,407	461,858	366,336
Other assets	362,967	342,306	336,494
Total Assets	$5,122,987	$5,007,613	$4,710,793
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$372,642	$327,903	$335,985
Current portion of operating lease liabilities	223,177	225,478	227,105
Accrued expenses, accrued compensation and other current liabilities	558,300	564,713	533,058
Total current liabilities	1,154,119	1,118,094	1,096,148
Non-current portion of operating lease liabilities	990,197	1,000,088	953,025
Other non-current liabilities	124,455	74,144	81,228
Total Liabilities	2,268,771	2,192,326	2,130,401
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred shares; $.0001 par value, 10,000,000 shares authorized, none issued	—	—	—
Common shares; $.0001 par value, 200,000,000 shares authorized, 85,650,390, 89,698,222 and 89,696,293 shares issued and outstanding, respectively	9	9	9
Additional paid-in-capital	7,022	19,912	7,277
Retained earnings	2,877,697	2,817,448	2,604,741
Accumulated other comprehensive loss	(30,512)	(22,082)	(31,635)
Total Shareholders’ Equity	2,854,216	2,815,287	2,580,392
Total Liabilities and Shareholders’ Equity	$5,122,987	$5,007,613	$4,710,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
Net sales	$1,661,915	$1,504,755	$3,143,260	$2,834,256
Cost of sales	940,364	938,594	1,879,143	1,779,031
Gross profit	721,551	566,161	1,264,117	1,055,225
Selling, general and administrative expenses	432,812	391,774	835,697	752,611
Income from operations	288,739	174,387	428,420	302,614
Other income, net	9,801	8,886	15,986	18,532
Income before income taxes	298,540	183,273	444,406	321,146
Income tax expense	57,889	39,408	88,050	68,934
Net income	$240,651	$143,865	$356,356	$252,212
Net income per common share:
Basic	$2.81	$1.60	$4.12	$2.78
Diluted	$2.78	$1.58	$4.06	$2.73
Weighted-average common shares outstanding:
Basic	85,633,607	89,667,451	86,553,213	90,692,646
Diluted	86,667,561	91,167,981	87,719,187	92,304,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
Net income	$240,651	$143,865	$356,356	$252,212
Other comprehensive (loss) income:
Foreign currency translation	(3,307)	(1,310)	(5,842)	14,754
Change in unrealized (losses) gains on marketable securities, net of tax	(760)	(1,247)	(2,588)	251
Total other comprehensive (loss) income	(4,067)	(2,557)	(8,430)	15,005
Comprehensive income	$236,584	$141,308	$347,926	$267,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of April 30, 2026	85,601,280	$9	$—	$2,637,046	$(26,445)	$2,610,610
Comprehensive income	—	—	—	240,651	(4,067)	236,584
Share-based compensation	—	—	7,565	—	—	7,565
Share-based awards	57,114	—	—	—	—	—
Share repurchases, inclusive of excise tax	(8,004)	—	(543)	—	—	(543)
Balances as of July 31, 2026	85,650,390	$9	$7,022	$2,877,697	$(30,512)	$2,854,216

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of April 30, 2025	89,614,734	$9	$—	$2,460,876	$(29,078)	$2,431,807
Comprehensive income	—	—	—	143,865	(2,557)	141,308
Share-based compensation	—	—	7,193	—	—	7,193
Share-based awards	94,439	—	928	—	—	928
Share repurchases	(12,880)	—	(844)	—	—	(844)
Balances as of July 31, 2025	89,696,293	$9	$7,277	$2,604,741	$(31,635)	$2,580,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2026	89,698,222	$9	$19,912	$2,817,448	$(22,082)	$2,815,287
Comprehensive income	—	—	—	356,356	(8,430)	347,926
Share-based compensation	—	—	15,702	—	—	15,702
Share-based awards	930,197	—	—	—	—	—
Share repurchases, inclusive of excise tax	(4,978,029)	—	(28,592)	(296,107)	—	(324,699)
Balances as of July 31, 2026	85,650,390	$9	$7,022	$2,877,697	$(30,512)	$2,854,216

					Accumulated
	Common Shares		Additional		Other
	Number of	Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Loss	Total
Balances as of January 31, 2025	92,281,748	$9	$15,067	$2,503,068	$(46,640)	$2,471,504
Comprehensive income	—	—	—	252,212	15,005	267,217
Share-based compensation	—	—	14,956	—	—	14,956
Share-based awards	1,080,968	—	928	—	—	928
Share repurchases, inclusive of excise tax	(3,666,423)	—	(23,674)	(150,539)	—	(174,213)
Balances as of July 31, 2025	89,696,293	$9	$7,277	$2,604,741	$(31,635)	$2,580,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

URBAN OUTFITTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended
	July 31,
	2026	2025
Cash flows from operating activities:
Net income	$356,356	$252,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,637	61,400
Non-cash lease expense	106,053	106,546
Provision for deferred income taxes	73,591	11,608
Share-based compensation expense	15,702	14,956
Amortization of tax credit investment	7,452	8,587
Loss on disposition of property and equipment, net	388	262
Changes in assets and liabilities:
Receivables	(7,546)	(12,025)
Inventory	(79,103)	(70,611)
Prepaid expenses and other assets	(70,389)	(25,095)
Payables, accrued expenses and other liabilities	36,095	23,336
Operating lease liabilities	(120,494)	(120,130)
Net cash provided by operating activities	391,742	251,046
Cash flows from investing activities:
Cash paid for property and equipment	(268,056)	(107,549)
Cash paid for marketable securities	(117,984)	(220,293)
Sales and maturities of marketable securities	555,597	295,861
Net cash provided by (used in) investing activities	169,557	(31,981)
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	928
Share repurchases related to share repurchase program	(299,996)	(151,935)
Share repurchases related to taxes for share-based awards	(22,092)	(21,144)
Tax credit investment liability payments	(7,803)	(8,437)
Net cash used in financing activities	(329,891)	(180,588)
Effect of exchange rate changes on cash and cash equivalents	(1,858)	3,213
Increase in cash and cash equivalents	229,550	41,690
Cash and cash equivalents at beginning of period	369,206	290,481
Cash and cash equivalents at end of period	$598,756	$332,171
Supplemental cash flow information:
Cash paid during the year for income taxes	$16,460	$71,789
Non-cash investing activities—Accrued capital expenditures	$20,561	$11,340
Right-of-use assets obtained in exchange for operating lease liabilities	$175,162	$185,592

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

The Company’s business experiences seasonal fluctuations in net sales and net income, with a more significant portion of net sales typically realized in the second half of each year predominantly due to the year-end holiday period. Historically, and consistent with the retail industry, this seasonality also impacts our working capital requirements, particularly with regard to inventory. Accordingly, the results of operations for the three and six months ended July 31, 2026 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year ends on January 31. All references in these notes to the Company’s fiscal years refer to the fiscal years ended on January 31 in those years. For example, the Company’s fiscal year 2027 will end on January 31, 2027.

Tariff Refunds

On February 20, 2026, the U.S. Supreme Court ruled that tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA") were unauthorized by the statute. In March 2026, the U.S. Court of International Trade ("CIT") issued an order directing U.S. Customs and Border Protection to process refunds for IEEPA tariffs. The Company filed for refunds for previously paid IEEPA tariffs in April 2026 and received substantially all of the refund payments in the three months ended July 31, 2026. The Company recognized a one-time financial benefit of $100,105 during the three and six months ended July 31, 2026, of which $95,660 was recorded as a reduction of "Cost of sales" and $4,445 was recorded as interest income included in "Other income, net" in the Condensed Consolidated Statements of Income. There continues to be uncertainty and legal challenges to current and proposed tariff regimes. The Company will continue to monitor ongoing developments related to tariffs.

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

2. Revenue from Contracts with Customers

Contract receivables occur when the Company satisfies all of its performance obligations under a contract and recognizes revenue prior to billing or receiving consideration from a customer for which it has an unconditional right to payment. Contract receivables arise from credit card and other electronic payment transactions and sales to the Company's wholesale segment customers and franchisees. For the six month period ended July 31, 2026, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $95,668 and $102,958, respectively. For the six month period ended July 31, 2025, the opening and closing balances of contract receivables, net of allowance for doubtful accounts, were $74,014 and $86,922, respectively. Contract receivables are included in “Accounts receivable, net of allowance for doubtful accounts” in the Condensed Consolidated Balance Sheets.

Contract liabilities represent unearned revenue and result from the Company receiving consideration in a contract with a customer for which it has not satisfied all of its performance obligations. The Company’s contract liabilities result from the issuance of gift cards, deferred subscription fee revenue, customer deposits and customer loyalty programs. Gift cards are expected to be redeemed within two years of issuance, with the majority of redemptions occurring in the first year. For the six month period ended July 31, 2026, the opening and closing balances of contract liabilities were $117,500 and $107,160, respectively. For the six month period ended July 31, 2025, the opening and closing balances of contract liabilities were $101,866 and $98,714, respectively. Contract liabilities are included in “Accrued expenses, accrued compensation and other current liabilities” in the Condensed Consolidated Balance Sheets. During the six month period ended July 31, 2026, the Company recognized $58,347 of revenue that was included in the contract liability balance at the beginning of the period. During the six month period ended July 31, 2025, the Company recognized $50,047 of revenue that was included in the contract liability balance at the beginning of the period.

3. Marketable Securities

During all periods shown, marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security as of July 31, 2026, January 31, 2026 and July 31, 2025 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of July 31, 2026
Short-term Investments:
Corporate bonds	$80,956	$52	$(101)	$80,907
US Treasury securities	17,486	41	—	17,527
Federal government agencies	2,246	—	(5)	2,241
Commercial paper	8,859	—	—	8,859
Municipal and pre-refunded municipal bonds	7,594	1	(7)	7,588
Certificates of deposit	249	—	—	249
	117,390	94	(113)	117,371
Long-term Investments:
Corporate bonds	133,820	26	(1,246)	132,600
US Treasury securities	51,572	23	(413)	51,182
Mutual funds, held in rabbi trust	24,680	20	(247)	24,453
Federal government agencies	20,298	—	(244)	20,054
Municipal and pre-refunded municipal bonds	875	—	(6)	869
Certificates of deposit	249	—	—	249
	231,494	69	(2,156)	229,407
	$348,884	$163	$(2,269)	$346,778

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of January 31, 2026
Short-term Investments:
Corporate bonds	$232,594	$403	$(28)	$232,969
US Treasury securities	38,288	174	(2)	38,460
Federal government agencies	17,454	32	(2)	17,484
Commercial paper	8,824	—	—	8,824
Municipal and pre-refunded municipal bonds	27,964	26	(3)	27,987
Certificates of deposit	1,000	—	—	1,000
	326,124	635	(35)	326,724
Long-term Investments:
Corporate bonds	330,319	921	(436)	330,804
US Treasury securities	80,872	520	(20)	81,372
Mutual funds, held in rabbi trust	22,213	383	(1)	22,595
Federal government agencies	23,723	10	(55)	23,678
Municipal and pre-refunded municipal bonds	3,393	17	(1)	3,409
	460,520	1,851	(513)	461,858
	$786,644	$2,486	$(548)	$788,582

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
As of July 31, 2025
Short-term Investments:
Corporate bonds	$190,228	$59	$(244)	$190,043
US Treasury securities	12,724	19	(2)	12,741
Federal government agencies	30,609	11	(7)	30,613
Commercial paper	7,928	—	—	7,928
Municipal and pre-refunded municipal bonds	48,111	12	(33)	48,090
Certificates of deposit	1,249	—	—	1,249
	290,849	101	(286)	290,664
Long-term Investments:
Corporate bonds	216,635	469	(336)	216,768
US Treasury securities	84,454	351	(26)	84,779
Mutual funds, held in rabbi trust	20,115	297	(36)	20,376
Federal government agencies	39,635	3	(172)	39,466
Municipal and pre-refunded municipal bonds	4,940	10	(3)	4,947
	365,779	1,130	(573)	366,336
	$656,628	$1,231	$(859)	$657,000

Proceeds from the sales and maturities of available-for-sale securities were $555,597 and $295,861 for the six months ended July 31, 2026, and 2025, respectively. The Company included in “Other income, net,” in the Condensed Consolidated Statements of Income, a net realized loss of $18 and $1 for the three and six months ended July 31, 2026, respectively, and a net realized gain of $7 and $273 for the three and six months ended July 31, 2025, respectively. Amortization of discounts and premiums, net, included in "Other income, net" in the Condensed Consolidated Statements of Income, resulted in a benefit of $218 and $478 for the three and six months ended July 31, 2026, respectively, and a benefit of $1,163 and $2,706 for the three and six months ended July 31, 2025, respectively. Mutual funds represent assets held in an irrevocable rabbi trust for the Company’s Non-qualified Deferred Compensation Plan (“NQDC”). These assets are a source of funds to match the funding obligations to participants in the NQDC but are subject to the Company’s general creditors. The Company elected the fair value option for financial assets for the mutual funds held in the rabbi trust resulting in all unrealized gains and losses being recorded in “Other income, net” in the Condensed Consolidated Statements of Income.

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

Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy. The Company’s financial assets that are accounted for at fair value on a recurring basis are presented in the tables below:

	Marketable Securities Fair Value as of
	July 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$213,507	$—	$213,507
US Treasury securities	—	68,709	—	68,709
Mutual funds, held in rabbi trust	24,453	—	—	24,453
Federal government agencies	—	22,295	—	22,295
Commercial paper	—	8,859	—	8,859
Municipal and pre-refunded municipal bonds	—	8,457	—	8,457
Certificates of deposit	—	498	—	498
	$24,453	$322,325	$—	$346,778

	Marketable Securities Fair Value as of
	January 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$563,773	$—	$563,773
US Treasury securities	—	119,832	—	119,832
Mutual funds, held in rabbi trust	22,595	—	—	22,595
Federal government agencies	—	41,162	—	41,162
Commercial paper	—	8,824	—	8,824
Municipal and pre-refunded municipal bonds	—	31,396	—	31,396
Certificates of deposit	—	1,000	—	1,000
	$22,595	$765,987	$—	$788,582

	Marketable Securities Fair Value as of
	July 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$406,811	$—	$406,811
US Treasury securities	—	97,520	—	97,520
Mutual funds, held in rabbi trust	20,376	—	—	20,376
Federal government agencies	—	70,079	—	70,079
Commercial paper	—	7,928	—	7,928
Municipal and pre-refunded municipal bonds	—	53,037	—	53,037
Certificates of deposit	—	1,249	—	1,249
	$20,376	$636,624	$—	$657,000

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

Level 3 assets consist of financial instruments where there has been no active market. The Company held no Level 3 financial instruments as of July 31, 2026, January 31, 2026 and July 31, 2025.

The fair value of cash and cash equivalents (Level 1) approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. As of July 31, 2026, January 31, 2026 and July 31, 2025, cash and cash equivalents included cash on hand, cash in banks, money market accounts and marketable securities with maturities of less than three months at the time of purchase.

Non-financial assets

The Company’s non-financial assets, primarily consisting of property and equipment and lease-related right-of-use assets, are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The fair value of property and equipment was determined using a discounted cash-flow model that utilized Level 3 inputs. The Company’s retail locations are reviewed for impairment at the retail location level, which is the lowest level at which individual cash flows can be identified. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in its retail locations. Right-of-use assets are tested for impairment in the same manner as property and equipment. For lease right-of-use assets, the Company determines the estimated fair value of the assets by comparing the discounted contractual rent payments to estimated market rent using an acceptable valuation methodology. During the three and six months ended July 31, 2026 and 2025, impairment charges were zero.

5. Debt

On May 19, 2026, the Company and certain of its domestic subsidiaries entered into the fifth amendment (the "Fifth Amendment") to the Company's amended and restated credit agreement (the "Amended Credit Agreement"), amending the Company's asset-based revolving credit facility with its lenders, including JPMorgan Chase Bank, N.A., as administrative agent and J.P. Morgan Securities LLC and Wells Fargo Bank, National Association, as joint lead arrangers and co-book managers (the "Amended Credit Facility"). The Fifth Amendment, among other things, extends the maturity date of the Amended Credit Facility to May 2031, removes URBN Canada Retail, Inc. as a borrower and removes all Canadian dollar (CDOR) borrowing provisions.

The Amended Credit Facility provides for loans and letters of credit up to $350,000, subject to a borrowing base that is comprised of the Company’s eligible accounts receivable and inventory and includes a swing-line sub-facility, a multicurrency sub-facility and the option to expand the facility by up to $150,000. Borrowings under the Amended Credit Facility may be used for working capital and other general corporate purposes. The Amended Credit Facility matures in May 2031.

The Amended Credit Facility provides for interest on borrowings, at the Company’s option, at either (i) adjusted SOFR, SONIA or EURIBOR plus an applicable margin ranging from 1.125% to 1.375%, or (ii) an adjusted ABR plus an applicable margin ranging from 0.125% to 0.375%, each such applicable margin depending on the level of availability under the Amended Credit Facility. Depending on the type of borrowing, interest on the Amended Credit Facility is payable monthly, quarterly or at the end of the applicable interest period. A commitment fee of 0.20% is payable quarterly on the unused portion of the Amended Credit Facility.

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

As of July 31, 2026, the Company had $0 in borrowings under the Amended Credit Facility. As of July 31, 2026, the Company was in compliance with the terms of the Amended Credit Agreement and expects to remain in compliance with all terms, including covenants, of the Amended Credit Agreement. Outstanding stand-by letters of credit, which reduce the funds available under the Amended Credit Facility, were $9,714. Interest expense for the Amended Credit Facility was $459 and $487 for the six months ended July 31, 2026 and 2025, respectively, which was included in “Other income, net” in the Condensed Consolidated Statements of Income.

6. Income Taxes

Valuation Allowance

During the three and six months ended July 31, 2026, the Company released a valuation allowance previously maintained against its net deferred tax assets in the United Kingdom, reflecting sustained improvement in the underlying business. The release was recorded as a discrete tax benefit of $16,225, which decreased the Company's effective tax rate for the three and six months ended July 31, 2026.

Tax Credit Investment

The Company holds an equity membership interest in a federal low-income housing tax credit entity. Refer to Note 10, "Income Taxes," in the Notes to the Consolidated Financial Statements on Form 10-K for the fiscal year ended January 31, 2026, for additional information on the tax credit investment.

The Company included in "Other income, net" in the Condensed Consolidated Statements of Income, interest expense related to the accretion of the liability of $597 and $1,281 for the three and six months ended July 31, 2026, respectively, and $960 and $2,012 for the three and six months ended July 31, 2025, respectively. Included in "Income tax expense" in the Condensed Consolidated Statements of Income was amortization of the investment of $3,726 and $7,452 for the three and six months ended July 31, 2026, respectively, and $4,294 and $8,587 for the three and six months ended July 31, 2025, respectively. Also included in "Income tax expense" in the Condensed Consolidated Statements of Income were income tax credits and other income tax benefits of $5,120 and $10,259 for the three and six months ended July 31, 2026, respectively, and $5,947 and $11,914 for the three and six months ended July 31, 2025, respectively. The carrying value of the investment is recorded in "Other assets" in the Condensed Consolidated Balance Sheets. The liabilities for the present value of the estimated future capital contributions are recorded in "Accrued expenses, accrued compensation and other current liabilities" and "Other non-current liabilities" in the Condensed Consolidated Balance Sheets. The following table summarizes the balances related to the investment at July 31, 2026, January 31, 2026 and July 31, 2025:

	July 31,	January 31,	July 31,
	2026	2026	2025
Other assets	$24,128	$31,580	$40,197
Accrued expenses, accrued compensation and other current liabilities	14,241	15,164	15,938
Other non-current liabilities	8,678	15,558	22,919

7. Share-Based Compensation

The Company maintains stock incentive plans pursuant to which it can grant restricted shares, unrestricted shares, incentive stock options, non-qualified stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”) or stock appreciation rights. The fair value of PSUs and RSUs is equal to the stock price on the date of the grant. Share-based compensation expense included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income, for the three and six months ended July 31, 2026 and 2025, was as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
Performance Stock Units	$1,194	$1,148	$2,358	$2,353
Restricted Stock Units	6,371	6,045	13,344	12,603
Total	$7,565	$7,193	$15,702	$14,956

Share-based awards granted and the weighted-average fair value of such awards for the six months ended July 31, 2026 was as follows:

	Six Months Ended
	July 31, 2026
		Weighted-
	Awards	Average Fair
	Granted	Value
Performance Stock Units	74,634	$65.85
Restricted Stock Units	512,649	$66.21
Total	587,283

During the six months ended July 31, 2026, 20,000 stock options were exercised, 145,244 PSUs vested and 771,412 RSUs vested.

The total unrecognized compensation cost related to outstanding share-based awards and the weighted-average period in which the cost is expected to be recognized as of July 31, 2026 was as follows:

	July 31, 2026
	Unrecognized	Weighted-
	Compensation	Average
	Cost	Years
Performance Stock Units	$7,653	2.2
Restricted Stock Units	48,303	2.2
Total	$55,956

8. Shareholders’ Equity

Share repurchase activity under the Company's share repurchase program was as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
Number of common shares repurchased and subsequently retired	—	—	4,639,208	3,274,260
Total cost(1)	$—	$—	$299,996	$151,935
Average cost per share, including commissions	$—	$—	$64.67	$46.40
(1)
Under the Inflation Reduction Act, the Company's share repurchases, net of issuances, are subject to a 1% excise tax. The total cost of share repurchases during the six months ended July 31, 2026 and 2025, excludes excise tax incurred of $2,611 and $1,134, respectively.

On June 4, 2019, the Company’s Board of Directors authorized the repurchase of 20,000,000 common shares under a share repurchase program. As of July 31, 2026, 10,009,401 common shares were remaining under the program.

During the six months ended July 31, 2026, the Company acquired and subsequently retired 338,821 common shares at a total cost of $22,092 from employees to meet payroll tax withholding requirements on vested share-based awards. During the six months ended July 31, 2025, the Company acquired and subsequently retired 392,163 common shares at a total cost of $21,144 from employees to meet payroll tax withholding requirements on vested share-based awards.

9. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the changes in “Accumulated other comprehensive loss,” by component, net of tax, for the three and six months ended July 31, 2026 and 2025:

	Three Months Ended July 31, 2026			Six Months Ended July 31, 2026
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(25,786)	$(659)	$(26,445)	$(23,251)	$1,169	$(22,082)
Other comprehensive loss before reclassifications	(3,307)	(742)	(4,049)	(5,842)	(2,587)	(8,429)
Amounts reclassified from accumulated other comprehensive loss	—	(18)	(18)	—	(1)	(1)
Net current-period other comprehensive loss	(3,307)	(760)	(4,067)	(5,842)	(2,588)	(8,430)
Balance at end of period	$(29,093)	$(1,419)	$(30,512)	$(29,093)	$(1,419)	$(30,512)

	Three Months Ended July 31, 2025			Six Months Ended July 31, 2025
		Unrealized Gains			Unrealized Gains
	Foreign	and (Losses) on		Foreign	and (Losses) on
	Currency	Available-for-		Currency	Available-for-
	Translation	Sale Securities	Total	Translation	Sale Securities	Total
Balance at beginning of period	$(30,410)	$1,332	$(29,078)	$(46,474)	$(166)	$(46,640)
Other comprehensive (loss) income before reclassifications	(1,310)	(1,254)	(2,564)	14,754	(22)	14,732
Amounts reclassified from accumulated other comprehensive loss	—	7	7	—	273	273
Net current-period other comprehensive (loss) income	(1,310)	(1,247)	(2,557)	14,754	251	15,005
Balance at end of period	$(31,720)	$85	$(31,635)	$(31,720)	$85	$(31,635)

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
Net income	$240,651	$143,865	$356,356	$252,212

Basic weighted-average common shares outstanding	85,633,607	89,667,451	86,553,213	90,692,646
Effect of dilutive options, performance stock units and restricted stock units	1,033,954	1,500,530	1,165,974	1,611,978
Diluted weighted-average shares outstanding	86,667,561	91,167,981	87,719,187	92,304,624

Net income per common share:
Basic	$2.81	$1.60	$4.12	$2.78
Diluted	$2.78	$1.58	$4.06	$2.73

For the three and six months ended July 31, 2026 and 2025, there were no awards to purchase common shares that were excluded from the calculation of diluted net income per common share for which the impact would be anti-dilutive.

Excluded from the calculation of diluted net income per common share as of July 31, 2026 and July 31, 2025, were 166,454 and 209,248 performance-based equity awards, respectively, because they did not meet the required performance criteria.

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

The Company’s Retail segment includes Anthropologie Group (which includes the Anthropologie, Terrain and Maeve brands), FP Group (which includes the Free People and FP Movement brands), Urban Outfitters and Menus & Venues. The Company has aggregated its brands into the Retail segment based upon their shared management, customer base and economic characteristics. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. The Company’s Retail segment omni-channel strategy enhances its customers’ brand experience by providing a seamless approach to the customer shopping experience. All Company-owned Retail segment shopping channels are closely integrated, including retail locations, websites, mobile applications and customer contact centers.

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

Three Months Ended July 31, 2026:	Retail Operations	Subscription Operations	Wholesale Operations	Total Company
Net sales(1)	$1,392,520	$178,605	$90,790	$1,661,915
Cost of sales(2)(3)	766,500	125,179	48,685	940,364
Segment gross profit	626,020	53,426	42,105	721,551
Segment selling, general and administrative expenses	368,704	34,441	11,050	414,195
Segment income from operations	$257,316	$18,985	$31,055	$307,356
Less general corporate expenses				18,617
Income from operations				$288,739
Other income, net(3)				9,801
Income before income taxes				$298,540

Six Months Ended July 31, 2026:	Retail Operations	Subscription Operations	Wholesale Operations	Total Company
Net sales(1)	$2,613,434	$345,869	$183,957	$3,143,260
Cost of sales(2)(3)	1,526,558	244,521	108,064	1,879,143
Segment gross profit	1,086,876	101,348	75,893	1,264,117
Segment selling, general and administrative expenses	710,981	72,281	20,815	804,077
Segment income (loss) from operations	$375,895	$29,067	$55,078	$460,040
Less general corporate expenses				31,620
Income from operations				$428,420
Other income, net(3)				15,986
Income before income taxes				$444,406

Three Months Ended July 31, 2025:	Retail Operations	Subscription Operations	Wholesale Operations	Total Company
Net sales(1)	$1,289,269	$138,932	$76,554	$1,504,755
Cost of sales(2)	787,686	99,283	51,625	938,594
Segment gross profit	501,583	39,649	24,929	566,161
Segment selling, general and administrative expenses	342,276	27,102	9,246	378,624
Segment income from operations	$159,307	$12,547	$15,683	$187,537
Less general corporate expenses				13,150
Income from operations				$174,387
Other income, net				8,886
Income before income taxes				$183,273

Six Months Ended July 31, 2025:	Retail Operations	Subscription Operations	Wholesale Operations	Total Company
Net sales(1)	$2,419,779	$263,286	$151,191	$2,834,256
Cost of sales(2)	1,489,445	189,069	100,517	1,779,031
Segment gross profit	930,334	74,217	50,674	1,055,225
Segment selling, general and administrative expenses	648,397	54,654	17,958	721,009
Segment income from operations	$281,937	$19,563	$32,716	$334,216
Less general corporate expenses				31,602
Income from operations				$302,614
Other income, net				18,532
Income before income taxes				$321,146
(1)
Eliminated from Wholesale segment net sales were intercompany sales of $1,156 and $3,953 for the three and six months ended July 31, 2026, respectively, and $1,686 and $4,478 for the three and six months ended July 31, 2025, respectively.
(2)
Eliminated from Wholesale segment cost of sales were intercompany charges of $1,227 and $4,100 for the three and six months ended July 31, 2026, respectively, and $1,740 and $4,558 for the three and six months ended July 31, 2025, respectively.
(3)
During the three and six months ended July 31, 2026, the Company recognized a one-time financial benefit of $100,105 for refunds of previously paid IEEPA tariffs (see Note 1, "Basis of Presentation"), of which $95,660 was recorded as a reduction of "Cost of sales" and $4,445 was recorded as interest income included in "Other income, net." The one-time reduction of "Cost of sales" by segment during the three and six months ended July 31, 2026, was $84,472 for the Retail segment, $963 for the Subscription segment and $10,225 for the Wholesale segment.

	July 31,	January 31,	July 31,
	2026	2026	2025
Inventory
Retail operations	$711,569	$630,836	$635,294
Wholesale operations	66,970	70,109	60,905
Total inventory	$778,539	$700,945	$696,199
Rental product, net (1)
Subscription operations	$294,544	$246,413	$230,091
Property and equipment, net
Retail operations	$1,361,716	$1,291,541	$1,235,930
Subscription operations	293,575	171,704	137,838
Wholesale operations	2,979	2,991	3,043
Total property and equipment, net	$1,658,270	$1,466,236	$1,376,811

(1)
Rental product, net is included in "Other assets" in the Condensed Consolidated Balance Sheets.

The following tables summarize net sales and percentage of net sales from contracts with customers by merchandise category and by segment:

	Three Months Ended
	July 31,
	2026		2025
Net sales
Apparel	$969,355	70%	$898,361	70%
Home	172,740	12%	165,011	13%
Accessories	185,692	13%	163,450	13%
Other	64,733	5%	62,447	4%
Retail operations	1,392,520	100%	1,289,269	100%

Subscription operations	178,605		138,932

Apparel	87,195	96%	72,629	95%
Accessories	3,285	4%	3,628	5%
Other	310	0%	297	0%
Wholesale operations (1)	90,790	100%	76,554	100%
Total net sales	$1,661,915		$1,504,755

	Six Months Ended
	July 31,
	2026		2025
Net sales
Apparel	$1,819,213	70%	$1,681,366	69%
Home	326,261	12%	312,698	13%
Accessories	345,715	13%	310,139	13%
Other	122,245	5%	115,576	5%
Retail operations	2,613,434	100%	2,419,779	100%

Nuuly operations	345,869		263,286

Apparel	175,446	96%	140,244	93%
Accessories	7,902	4%	10,400	7%
Other	609	0%	547	0%
Wholesale operations (1)	183,957	100%	151,191	100%
Total net sales	$3,143,260		$2,834,256

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

The Company has foreign operations primarily in Europe and Canada. Revenues and long-lived assets, based upon the Company’s domestic and foreign operations, are as follows:

	July 31,	January 31,	July 31,
	2026	2026	2025
Property and equipment, net
Domestic operations	$1,496,956	$1,303,937	$1,223,526
Foreign operations	161,314	162,299	153,285
Total property and equipment, net	$1,658,270	$1,466,236	$1,376,811

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
Net Sales
Domestic operations	$1,440,654	$1,304,771	$2,737,556	$2,476,921
Foreign operations	221,261	199,984	405,704	357,335
Total net sales	$1,661,915	$1,504,755	$3,143,260	$2,834,256

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

As used in this document, unless otherwise defined, "Anthropologie Group" refers to our Anthropologie, Terrain and Maeve brands and "FP Group" refers to our Free People and FP Movement brands.

Macroeconomic Environment and Other Recent Developments

Beginning in early 2025, the U.S. government enacted significant changes to its tariff regime that increased rates on a substantial number of imports. In February 2026, the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). In March 2026, the U.S. Court of International Trade ("CIT") issued an order directing U.S. Customs and Border Protection to process refunds for IEEPA tariffs. We filed for refunds for previously paid IEEPA tariffs in April 2026 and received substantially all of the refund payments in the second quarter of fiscal 2027. We recognized a one-time financial benefit of $100.1 million during the second quarter of fiscal 2027, of which $95.7 million was recorded as a reduction of "Cost of sales" and $4.4 million was recorded as interest income included in "Other income, net" in the Condensed Consolidated Statements of Income.

In response to the U.S. Supreme Court decision, in February 2026 the government instituted temporary global tariffs under Section 122 of the Trade Act of 1974 ("Section 122"). In May 2026, the CIT ruled that the Section 122 tariffs were unauthorized, but we were required to continue paying them through their expiration on July 24, 2026. We continue to monitor the legal challenges to Section 122 tariffs and whether we will be eligible for additional refunds. Effective July 24, 2026, the government instituted new tariffs under Section 301 of the Trade Act of 1974 ("Section 301") as a result of investigations into forced labor practices of various foreign countries. The government indicated that additional Section 301 tariffs may be implemented in the coming months upon the conclusion of its investigation into excess manufacturing capacity.

The potential for additional tariff increases, increased reciprocal tariffs, other restrictive trade measures by the U.S. or foreign jurisdictions and continuing legal challenges to current and proposed tariff regimes may continue to contribute to uncertain global economic conditions, which may impact our operations and financial results throughout fiscal 2027.

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

The current conflict in the Middle East, which began during the first quarter of fiscal 2027, has contributed to increased geopolitical uncertainty and disrupted global supply chains and energy markets. In response, we are actively employing supply chain strategies to mitigate higher inbound and outbound freight costs and higher delivery expenses driven by the fuel surcharges associated with the ongoing conflict. We will continue to monitor the conflict, the duration and magnitude of which remains highly unpredictable and may continue to negatively impact our operations and financial results throughout fiscal 2027.

On July 4, 2025, the United States enacted legislation commonly referred to as the One Big Beautiful Bill Act which includes various tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions like bonus depreciation. The legislation has multiple effective dates, with certain provisions effective in 2025 through 2027. This legislation did not have a material impact on the Company's fiscal 2026 income tax provision nor the Company's interim period income tax provision for the three and six months ended July 31, 2026. The Company continues to assess the impact of the legislation on our financial statements. Based on current guidance, we do not expect a material impact to our financial statements for the fiscal year ending January 31, 2027, however, additional guidance from the Internal Revenue Service and U.S. Treasury may affect the interpretation and application of certain provisions.

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

Net sales from the Retail segment accounted for approximately 83.1% of consolidated net sales for the six months ended July 31, 2026, compared to 85.4% for the comparable period in fiscal 2026.

Anthropologie Group consists of the Anthropologie, Terrain and Maeve brands. The Anthropologie brand tailors its merchandise and inviting store environment to sophisticated and contemporary women aged 28 to 45. The internally designed and third-party brand product assortment includes women’s apparel, accessories, intimates, shoes, furniture, home decor and beauty and wellness. The brand also has a bridal collection consisting of wedding, bridesmaid and party dresses, accessories and decor. The Terrain brand is designed to appeal to women and men interested in a creative and sophisticated outdoor living and gardening experience. Merchandise includes lifestyle home, garden and outdoor living products, antiques, live plants, flowers, wellness products and accessories. The Maeve brand is designed to appeal to the modern woman seeking a versatile wardrobe by offering a comprehensive range of women's apparel, shoes and accessories. We are in the early stages of testing Maeve as a standalone brand which we will continue to evaluate over the coming years. Anthropologie Group stores are located in specialty centers, upscale street locations and enclosed malls. Anthropologie Group operates websites and mobile applications that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores and sells merchandise through franchisee-owned stores in the Middle East. Anthropologie Group's North American Retail segment net sales accounted for approximately 45.1% of total Retail segment net sales for the six months ended July 31, 2026, compared to approximately 46.8% for the comparable period in fiscal 2026. European Retail segment net sales accounted for approximately 1.7% of total Retail segment net sales for the six months ended July 31, 2026, compared to approximately 1.8% for the comparable period in fiscal 2026.

FP Group consists of the Free People brand and the FP Movement brand. The Free People brand focuses its product offering on private label merchandise targeted to young contemporary women aged 25 to 30 and provides a unique merchandise mix of casual women’s apparel, intimates, activewear, shoes, accessories, home products, gifts and beauty and wellness. The FP Movement brand offers performance-ready activewear, beyond-the-gym staples and wellness essentials. FP Group stores are located in enclosed malls, upscale street locations and specialty centers. FP Group operates websites and mobile applications that capture the spirit of its brands by offering a similar yet broader selection of merchandise as found in its stores, as well as substantially all of the FP Group's wholesale offerings. FP Group's North American Retail segment net sales accounted for approximately 25.9% of total Retail segment net sales for the six months ended July 31, 2026, compared to approximately 24.4% for the comparable period in fiscal 2026. European Retail segment net sales accounted for approximately 1.4% of total Retail segment sales for both the six months ended July 31, 2026, and the comparable period in fiscal 2026.

Urban Outfitters targets young adults aged 18 to 28 through a unique merchandise mix, compelling store environment, social media and third-party digital platforms, websites and mobile applications and a product offering that includes women’s and men’s fashion apparel, activewear, intimates, footwear, accessories, home goods, electronics and beauty. A large portion of our merchandise is exclusive to Urban Outfitters, consisting of an assortment of products designed internally or designed in collaboration with third-party brands. Urban Outfitters stores are located in street locations in large metropolitan areas and select university communities, specialty centers and enclosed malls that accommodate our customers’ propensity not only to shop, but also to congregate with their peers. Urban Outfitters operates websites and mobile applications that capture the spirit of the brand by offering a similar yet broader selection of merchandise as found in its stores and sells merchandise through franchisee-owned stores in the Middle East. Urban Outfitters’ North American Retail segment net sales accounted for approximately 14.6% of total Retail segment net sales for the six months ended July 31, 2026, compared to approximately 15.2% for the comparable period in fiscal 2026. European Retail segment net sales accounted for approximately 10.5% of total Retail segment net sales for the six months ended July 31, 2026, compared to approximately 9.6% for the comparable period in fiscal 2026.

Menus & Venues focuses on a dining and event experience that provides excellence in food, beverage and service. Menus & Venues net sales accounted for less than 1.0% of total Retail segment net sales for both the six months ended July 31, 2026, and the comparable period in fiscal 2026.

Store data for the six months ended July 31, 2026 was as follows:

	January 31,	Stores	Stores	July 31,
	2026	Opened	Closed	2026
Anthropologie Group
North America	234	3	(1)	236
Europe	20	1	—	21
Anthropologie Group Global Total	254	4	(1)	257

FP Group
Free People Brand
North America	167	6	—	173
Europe	13	1	—	14
Free People Brand Global Total	180	7	—	187
FP Movement Brand (1)	88	10	(1)	97
FP Group Global Total	268	17	(1)	284

Urban Outfitters
North America	177	1	(2)	176
Europe	76	1	(1)	76
Urban Outfitters Global Total	253	2	(3)	252

Menus & Venues (2)	9	—	(1)	8

Total Company-Owned Stores	784	23	(6)	801
Franchisee-Owned Stores (3)	9	—	—	9
Total URBN	793	23	(6)	810

(1)
FP Movement brand stores are all located in North America.
(2)
Menus & Venues includes various casual restaurants and event venues, all of which are located in North America.
(3)
Franchisee-owned stores are located in the Middle East.

Selling square footage by brand as of July 31, 2026 and 2025 was as follows:

	July 31,	July 31,
	2026	2025	Change
Selling square footage (in thousands):
Anthropologie Group	1,843	1,805	2.1%
Free People Brand	420	391	7.4%
FP Movement Brand	149	108	38.0%
Urban Outfitters	2,102	2,172	-3.2%
Total URBN (1)	4,514	4,476	0.8%

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

Projected store openings and closings for fiscal 2027 are as follows:

	January 31,	Projected	Projected	January 31,
	2026	Openings	Closings	2027
Anthropologie Group	254	12	(4)	262
Free People Brand	180	12	(3)	189
FP Movement Brand	88	21	(2)	107
Urban Outfitters	253	8	(8)	253
Menus & Venues	9	1	(1)	9
Total Company-Owned Stores	784	54	(18)	820
Franchisee-Owned Stores	9	—	—	9
Total URBN	793	54	(18)	829

Subscription Segment

Our Subscription segment includes the Nuuly brand, which is primarily a monthly women’s apparel subscription rental service. For a monthly fee, Nuuly subscribers can rent product from a wide selection of the Company’s own brands, third-party brands and one-of-a-kind vintage pieces via a custom-built digital platform. Subscribers select their products each month, wear them as often as they like and then swap into new products the following month. Subscribers are also able to purchase rental product in their possession that was delivered as part of the customer's monthly subscription rental order or through the Nuuly website or mobile application, which will ship along with their next monthly subscription rental order. Our Subscription segment net sales accounted for approximately 11.0% of consolidated net sales for the six months ended July 31, 2026, compared to approximately 9.3% for the comparable period in fiscal 2026.

Wholesale Segment

Our Wholesale segment includes the FP Group and Urban Outfitters brand that sell through department and specialty stores worldwide, third-party digital businesses and our Retail segment. The Wholesale segment primarily designs, develops and markets young women’s contemporary casual apparel, intimates, FP Movement activewear and shoes under the FP Group brands and the BDG and “iets frans” apparel collections under the Urban Outfitters brand. Our Wholesale segment net sales accounted for approximately 5.9% of consolidated net sales for the six months ended July 31, 2026, compared to 5.3% for the comparable period in fiscal 2026.

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

Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended January 31, 2026, which are included in our Annual Report on Form 10-K filed with the SEC on April 1, 2026. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would cause our actual results to be materially different from our estimates. There have been no significant changes to our critical accounting policies during the six months ended July 31, 2026.

Results of Operations

As a Percentage of Net Sales

The tables below set forth, for the periods indicated, certain income statement data and the percentage of our net sales represented by such data. The tables should be read in conjunction with the discussion that follows.

Three Months Ended July 31, 2026 (Fiscal 2027) Compared To

Three Months Ended July 31, 2025 (Fiscal 2026)

(amounts in millions)	Three Months Ended
	July 31,
	2026		2025
Net sales	$1,661.9	100.0%	$1,504.8	100.0%
Cost of sales	940.3	56.6	938.6	62.4
Gross profit	721.6	43.4	566.2	37.6
Selling, general and administrative expenses	432.9	26.0	391.8	26.0
Income from operations	288.7	17.4	174.4	11.6
Other income, net	9.8	0.6	8.9	0.6
Income before income taxes	298.5	18.0	183.3	12.2
Income tax expense	57.8	3.5	39.4	2.6
Net income	$240.7	14.5%	$143.9	9.6%

Net sales for the second quarter of fiscal 2027 were $1.66 billion, compared to $1.50 billion in the second quarter of fiscal 2026. The $157.2 million increase was attributable to a $103.3 million, or 8.0%, increase in Retail segment net sales, a $39.7 million, or 28.6%, increase in Subscription segment net sales and a $14.2 million, or 18.6%, increase in Wholesale segment net sales.

The increase in our Retail segment net sales during the second quarter of fiscal 2027 was due to an increase of $76.8 million, or 6.2%, in Retail segment comparable net sales and an increase of $26.5 million in non-comparable net sales. Retail segment comparable net sales increased 10.0% at FP Group, 8.4% at Urban Outfitters and 3.0% at Anthropologie Group. Retail segment comparable net sales increased in both Europe and North America. The overall increase in Retail segment comparable net sales was driven by high single-digit positive growth in digital channel net sales and mid single-digit positive growth in retail store net sales. The digital channel comparable net sales increase was driven by increases in sessions, average order value and units per transaction, while conversion rate decreased. Comparable store net sales increased as a result of higher store traffic and average unit retail, while transactions were flat and conversion rate and units per transaction decreased. The increase in non-comparable net sales during the second quarter of fiscal 2027 was primarily due to the impact of the 57 net new Company-owned stores opened since the prior comparable period.

The increase in Subscription segment net sales was primarily driven by a 30.4% increase in the average number of active subscribers in the second quarter of fiscal 2027 as compared to the second quarter of fiscal 2026. The increase in Wholesale segment net sales in the second quarter of fiscal 2027 was driven by a $14.0 million, or 19.2%, increase in FP Group wholesale net sales due to an increase in net sales to specialty customers and department stores.

Gross profit percentage for the second quarter of fiscal 2027 increased by 580 basis points to 43.4% of net sales compared to 37.6% of net sales in the second quarter of fiscal 2026. Gross profit increased to $721.6 million in the second quarter of fiscal 2027 from $566.2 million in the second quarter of fiscal 2026. The increase in gross profit rate was due to a one-time benefit related to refunds for previously paid IEEPA tariffs of $95.7 million, or 576 basis points. The remaining increase of 4 basis points in gross profit rate was primarily due to leverage in store occupancy costs due to the increase in comparable Retail segment store net sales and leverage in delivery expense as a result of several company initiatives to offset fuel surcharges, partially offset by an increase in Retail segment markdowns driven by Anthropologie Group and the negative impacts of tariffs and inbound freight fuel surcharges on initial merchandise costs. The increase in gross profit dollars was primarily due to the IEEPA tariff refunds and higher net sales.

Total inventory at July 31, 2026, as compared to July 31, 2025, increased by $82.3 million, or 11.8%, to $778.5 million. Total Retail segment inventory increased 12.0% and Retail segment comparable inventory increased 8.4%. Wholesale segment inventory increased 10.0%. The increase in Retail segment inventory was due to the increase in net sales and timing of inventory receipts. The increase in Wholesale segment inventory was due to the increase in net sales.

Selling, general and administrative expenses increased by $41.0 million, or 10.5%, in the second quarter of fiscal 2027 compared to the second quarter of fiscal 2026. Selling, general and administrative expenses were flat as a percentage of net sales in the second quarter of fiscal 2027 compared to the second quarter of fiscal 2026. The leverage in store payroll expenses due to the growth in Retail segment store net sales was offset by the deleverage in marketing expenses to support customer growth and increased net sales in the Retail and Subscription segments, along with increased artificial intelligence technology investments benefiting the Company's current and future operations. The dollar growth in selling, general and administrative expenses was primarily due to increased marketing expenses to support customer growth and increased net sales in the Retail and Subscription segments, as well as increased store payroll expenses to support the growth in Retail segment store net sales.

Income from operations was 17.4% of net sales, or $288.7 million, for the second quarter of fiscal 2027 compared to 11.6% of net sales, or $174.4 million, for the second quarter of fiscal 2026. The increase in operating income dollars was driven by the increase in gross profit dollars. The increase in operating income rate was driven by the increase in gross profit rate.

Our effective tax rate for the second quarter of fiscal 2027 was 19.4%, compared to 21.5% in the second quarter of fiscal 2026. The decrease in the effective tax rate for the second quarter of fiscal 2027 was primarily related to the release of a valuation allowance against certain foreign net deferred tax assets of $16.2 million, or 5.4%. The remaining change in the effective tax rate was primarily attributable to the ratio of foreign taxable earnings to global taxable earnings.

Six Months Ended July 31, 2026 (Fiscal 2027) Compared To

Six Months Ended July 31, 2025 (Fiscal 2026)

(amounts in millions)	Six Months Ended
	July 31,
	2026		2025
Net sales	$3,143.3	100.0%	$2,834.3	100.0%
Cost of sales	1,879.2	59.8	1,779.1	62.8
Gross profit	1,264.1	40.2	1,055.2	37.2
Selling, general and administrative expenses	835.7	26.6	752.6	26.5
Income from operations	428.4	13.6	302.6	10.7
Other income, net	16.0	0.5	18.5	0.6
Income before income taxes	444.4	14.1	321.1	11.3
Income tax expense	88.0	2.8	68.9	2.4
Net income	$356.4	11.3%	$252.2	8.9%

Net sales for the six months ended July 31, 2026 were $3.14 billion, compared to $2.83 billion in the comparable period of fiscal 2026. The $309.0 million increase was attributable to a $193.6 million, or 8.0%, increase in Retail segment net sales, a $82.6 million, or 31.4%, increase in Subscription segment net sales and a $32.8 million, or 21.7%, increase in Wholesale segment net sales.

The increase in our Retail segment net sales during the first six months of fiscal 2027 was due to an increase of $138.2 million, or 6.0%, in Retail segment comparable net sales and an increase of $55.4 million in non-comparable net sales. Retail segment comparable net sales increased 9.9% at FP Group, 8.8% at Urban Outfitters and 2.5% at Anthropologie Group. Retail segment comparable net sales increased in both Europe and North America. The overall increase in Retail segment comparable net sales was driven by high single-digit positive growth in digital channel net sales and mid single-digit positive growth in retail store net sales. The digital channel comparable net sales increase was driven by increases in sessions and average order value, while conversion rate and units per transaction decreased. Comparable store net sales increased as a result of higher store traffic, transactions and average unit retail, while conversion rate and units per transaction decreased. The increase in non-comparable net sales during the first six months of fiscal 2027 was primarily due to the impact of the 68 net new Company-owned stores opened since the prior comparable period.

The increase in Subscription segment net sales was primarily driven by a 31.8% increase in the average number of active subscribers in the first six months of fiscal 2027 as compared to the comparable period of fiscal 2026. The increase in Wholesale segment net sales in the first six months of fiscal 2027 was driven by a $32.3 million, or 22.6%, increase in FP Group wholesale net sales primarily due to an increase in net sales to specialty customers.

Gross profit percentage for the first six months of fiscal 2027 increased by 299 basis points to 40.2% of net sales compared to 37.2% of net sales in the comparable period of fiscal 2026. Gross profit increased to $1.26 billion in the first six months of fiscal 2027 from $1.06 billion in the comparable period of fiscal 2026. The increase in gross profit rate was due to a one-time benefit related to refunds for previously paid IEEPA tariffs of $95.7 million, or 305 basis points. The remaining decrease of 6 basis points in gross profit rate was primarily due to an increase in Retail segment markdowns driven by Anthropologie Group and the impact of a prior year gain of $4.8 million, or 17 basis points, not repeated in the current year period, partially offset by leverage in store occupancy costs due to the increase in comparable Retail segment store net sales. The increase in gross profit dollars was due to higher net sales and the IEEPA tariff refunds.

Selling, general and administrative expenses increased by $83.1 million, or 11.0%, in the first six months of fiscal 2027 compared to the comparable period of fiscal 2026. Selling, general and administrative expenses deleveraged 4 basis points as a percentage of net sales in the first six months of fiscal 2027 to 26.6% compared to the comparable period of fiscal 2026. The deleverage in selling, general and administrative expenses as a percentage of net sales was primarily related to deleverage in marketing expenses to support customer growth and increased net sales in the Retail and Subscription segments, along with increased artificial intelligence technology investments benefiting the Company's current and future operations. The deleverage was partially offset by a discrete benefit of $6.9 million, or 22 basis points, in the current year period resulting from the reversal of a litigation accrual, as well as leverage in store payroll expenses due to the growth in Retail segment store net sales. The dollar growth in selling, general and administrative expenses was primarily due to increased marketing expenses to support customer growth and increased net sales in the Retail and Subscription segments, increased store payroll expenses to support the growth in Retail segment store net sales and increased artificial intelligence technology investments benefiting the Company's current and future operations.

Income from operations was 13.6% of net sales, or $428.4 million, for the first six months of fiscal 2027 compared to 10.7% of net sales, or $302.6 million, for the comparable period of fiscal 2026. The increase in operating income dollars was driven by the increase in gross profit dollars. The increase in operating income rate was driven by the increase in gross profit rate.

Our effective tax rate for the first six months of fiscal 2027 was 19.8%, compared to 21.5% in the first six months of fiscal 2026. The decrease in the effective tax rate for the first six months fiscal 2027 was primarily related to the release of a valuation allowance against certain foreign net deferred tax assets of $16.2 million, or 3.7%. The remaining change in the effective tax rate was primarily attributable to the ratio of foreign taxable earnings to global taxable earnings.

Liquidity and Capital Resources

The following tables set forth certain balance sheet and cash flow data for the periods indicated. These tables should be read in conjunction with the discussion that follows:

(amounts in millions)
	July 31,	January 31,	July 31,
	2026	2026	2025
Cash, cash equivalents and marketable securities	$945.5	$1,157.8	$989.2
Working capital	670.3	568.0	523.2

	Six Months Ended
	July 31,
	2026	2025
Net cash provided by operating activities	$391.7	$251.0
Net cash provided by (used in) investing activities	169.6	(32.0)
Net cash used in financing activities	(329.9)	(180.6)

The increase in working capital as of July 31, 2026, as compared to January 31, 2026, was primarily due to an increase in inventory. The increase in working capital as of July 31, 2026, as compared to July 31, 2025, was primarily due to a net increase in cash and cash equivalents and current marketable securities and an increase in inventory.

During the last two years, we have satisfied our cash requirements primarily through our cash flow from operating activities and through the sales and maturities of marketable securities. Our primary uses of cash have been to fund business operations, purchase inventory and rental product, repurchase our common shares, expand and improve our distribution network and open new stores.

Cash Flows from Operating Activities

Our primary recurring source of cash from operations was merchandise sales and our primary outflow of cash from operations was for the payment of operational costs. Cash provided by operating activities in the first six months of fiscal 2027 also benefited from the receipt of refunds for previously paid IEEPA tariffs which was a significant driver in the year-over-year increase in operating cash flows.

Cash Flows from Investing Activities

Cash provided by investing activities in the first six months of fiscal 2027 and fiscal 2026 primarily related to the net sales and maturities of marketable securities which were primarily used to fund the repurchases of our common shares under our share repurchase program, partially offset by the purchases of property and equipment. Cash paid for property and equipment in the first six months of fiscal 2027 was $268.1 million, which was primarily used to expand and improve our distribution network including our purchase of the Nuuly fulfillment center in Raymore, Missouri in March 2026 that we previously leased, as well as expand our store base. Cash paid for property and equipment in the first six months of fiscal 2026 was $107.5 million, which was primarily used to expand our store base and distribution network.

Cash Flows from Financing Activities

Cash used in financing activities in the first six months of fiscal 2027 and fiscal 2026 primarily related to repurchases of our common shares under our share repurchase program and from employees to meet payroll tax withholding requirements on vested share-based awards.

Credit Facilities

See Note 5, “Debt,” of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company’s debt.

Capital and Operating Expenditures

During fiscal 2027, we plan to open approximately 54 new Company-owned retail locations, expand or relocate certain existing retail locations, expand our fulfillment center network, invest in logistics capabilities, expand our home office to support our growing business, invest in new products, markets and brands, purchase inventory and rental product for our operating segments at levels appropriate to maintain our planned sales volumes, upgrade our systems, invest in artificial intelligence, improve and expand our digital capabilities, invest in omni-channel marketing at appropriate levels and repurchase our common shares. We believe that our new brand initiatives, new store openings, merchandise expansion programs, international growth opportunities and our marketing, social media, website and mobile initiatives are significant contributors to our sales growth and plan to continue our investment in these initiatives for all brands. We anticipate our capital expenditures during fiscal 2027 to be approximately $475 million. All fiscal 2027 capital expenditures are expected to be financed by cash flow from operating activities and existing cash, cash equivalents and marketable securities. We believe that our new store investments generally have the potential to generate positive cash flow within a year. We may also enter into one or more acquisitions or transactions related to the expansion of our brand offerings, including additional franchise agreements. We believe that our existing cash, cash equivalents and marketable securities, availability under our current credit facility and future cash flows provided by operations will be sufficient to fund these initiatives.

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

There have been no changes in our internal controls over financial reporting during the three months ended July 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5. Other Information

During the fiscal quarter ended July 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

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

* Filed herewith

** Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended July 31, 2026, filed with the Securities and Exchange Commission on September 9, 2026, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN OUTFITTERS, INC.

Date: September 9, 2026	By:	/s/ RICHARD A. HAYNE
Richard A. Hayne
Chief Executive Officer

URBAN OUTFITTERS, INC.

Date: September 9, 2026	By:	/s/ MELANIE MAREIN-EFRON
Melanie Marein-Efron
Chief Financial Officer